Form 10-K
period 1996-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1996-07-01
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-37724

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
            --------------------------------------------------------
            (Exact name of registrant as specified in their charter)


                Delaware                                 13-3646846
      ----------------------------          ------------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

 625 Madison Avenue, New York, New York                       10022
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       --------------
       Limited Partnership Interests and Beneficial Assignment Certificates

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     PART I

Item 1. Business.

General

     Independence Tax Credit Plus L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The General Partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation.

     On January 19, 1993 the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated January 19, 1993, (the "Prospectus").

     As of March 31, 1996 the Partnership has received $58,928,000 of Gross Proceeds of the Offering from 3,853 investors ("BACs holders"). The Offering was terminated on April 7, 1994. (Item 8, "Financial Statements and Supplementary Data," Note 10).

     The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1996 the Partnership acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 1996, approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $9,640,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds.

     The Partnership has been formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Rehabilitation Tax Credits ("Historic Complexes"). The investment objects of the Partnership are described below.

     1. Entitle qualified Beneficial Assignment Certificates ("BACs") holders to Housing Tax Credits over the Credit Period with respect to each Apartment Complex.

     2. Preserve and protect the Partnership's capital.

     3. Participate in any capital appreciation in the value of the Properties and provide distributions of Sale or Refinancing Proceeds upon the disposition of the Properties.

     4. Allocate passive losses to individual BACs holders to offset passive income that they may realize from rental real estate investments and other passive activities, and allocate passive losses to corporate BACs holders to offset business income.

     One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period"). Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax

Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the partnership has acquired an interest has suffered an event of recapture.

     There can be no assurance that the Partnership will achieve its investment objectives as described above.

Competition

     The real estate business is highly competitive and substantially all of the properties acquired and to be acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. The Partnership will compete in the acquisition of properties with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership. In addition, the number of entities and the amount available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices to be paid. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees

     The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership (the "Partnership Agreement").

Item 2. Properties.

     The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 1996. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties may be found in
Schedule III to the financial statements which are included herein.

                           Local Partnership Schedule

                                                   Percentage of Units Occupied at May 1,
Name and Location                                  --------------------------------------
(Number of Units)                  Date Acquired    1996      1995       1994      1993
- -----------------                  -------------    ----      ----       ----      ----
Lincoln Renaissance
   Reading, PA (52)                April 1993        98%      100%        0%(1)      0%*

United Germano-Millgate
   Limited Partnership
   Chicago, IL (350)               October 1993      98%       98%       64%*(1)

Mansion Court Associates
   Philadelphia, PA (30)           November 1993    100%      100%       47%(1)

Derby Run Associates, L.P.
   Hampton, VA (160)               February 1994     95%       96%        0%*

                                                   Percentage of Units Occupied at May 1,
Name and Location                                  --------------------------------------
(Number of Units)                  Date Acquired    1996      1995       1994      1993
- -----------------                  -------------    ----      ----       ----      ----
Renaissance Plaza '93
   Associates , L.P.
   Baltimore, MD (95)              February 1994     98%       83%(1)     0%*

Tasker Village Associates
   Philadelphia, PA (28)           May 1994         100%        0%(1)     0%*

Martha Bryant Manor, L.P.
   Los Angeles, CA (77)            September 1994     0%*       0%*

Colden Oaks
   Limited Partnership
   Los Angeles, CA (38)            September 1994    97%      100%

Brynview Terrace, L.P.
   Los Angeles, CA (8)             September 1994     0%*       0%*

NLEDC, L.P.
   Los Angeles, CA (43)            September 1994    93%(1)     0%*

Creative Choice
   Homes VI, Ltd.
   Miami, FL (102)                 September 1994    98%        0%*

P&P Homes for the
   Elderly, L.P.
   Los Angeles, CA (107)           September 1994     0%*       0%*

Clear Horizons
   Limited Partnership
   Shreveport, LA (84)             December 1994     95%      100%

Neptune Venture, L.P.
   Neptune Township, NJ (99)       April 1995        35%(1)

Affordable Green Associates L.P.
   New York, NY (41)               April 1995       100%

*Properties still in construction phase

(1)  Properties are in rent-up phase.

     The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low- and moderate-income housing. FmHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

     i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

     ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for
Section 8 payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

     iii) As well as providing mortgage insurance, the Section 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, interest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

     All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

     Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

     Management continuously reviews the physical state of the properties and budgets improvements when required which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

     Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

     See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

     Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost of the properties as shown in
Schedule III to the financial statements included herein.

     In connection with investments in development-stage Apartment Complexes, the General Partner generally requires that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also require the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex has achieved break-even operations. The General Partner generally requires that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded will be treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees are secured by letters of credit and/or cash escrow deposits.

     Housing Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service, must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3. Legal Proceedings.

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

     As of March 31, 1996, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

     Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner plans to impose limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that such procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

     As of March 31, 1996 the Partnership has approximately 3,853 registered holders of an aggregate of 58,928 BACs.

     All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000 are held by the General Partner.

     There are no material legal restrictions in the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") on the ability of the Partnership to make distributions.

     The Partnership has made no distributions to the BAC holders as of March 31, 1996. The Partnership does not anticipate providing cash distributions to its BAC holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on January 19, 1993 through the year ended March 31, 1993. Additional financial information is set forth in the audited financial statements in Item 8 hereof.

                                          Year Ended March 31
                                -----------------------------------------
OPERATIONS                         1996           1995           1994
                                -----------    -----------    -----------
Revenues                        $ 5,325,045    $ 2,433,861    $   643,475
Operating expenses                8,277,953      3,634,184        911,326
                                -----------    -----------    -----------

Loss before minority interest    (2,952,908)    (1,200,323)      (267,851)

Minority interest in loss
  of subsidiaries                     8,519          7,106          1,404
                                -----------    -----------    -----------


Net loss                        $(2,944,389)   $(1,193,217)   $  (266,447)
                                ===========    ===========    ===========

Net loss per weighted
  average BAC                   $    (49.47)   $    (20.06)   $     (7.69)
                                ===========    ===========    ===========


                                                 March 31
                         ------------------------------------------------------
FINANCIAL POSITION           1996          1995          1994          1993
                         ------------  ------------  ------------  ------------
Total assets             $116,928,522  $104,107,965  $ 69,285,916  $  5,385,138
                         ============  ============  ============  ============

Total liabilities        $ 68,086,980  $ 52,049,809  $ 17,077,396  $    829,838
                         ============  ============  ============  ============

Minority interest        $    750,595  $  1,022,820  $    859,064  $          0
                         ============  ============  ============  ============

Total partners' capital  $ 48,090,947  $ 51,035,336  $ 51,349,456  $  4,555,300
                         ============  ============  ============  ============

     During the years ended March 31, 1996, 1995 and 1994, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. Property and equipment increased approximately $37,000,000, $22,000,000 and $22,000,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Construction in progress decreased approximately $4,000,000 for the year ended March 31, 1996 and increased approximately $19,000,000 and $5,000,000 for the years ended March 31, 1995 and 1994, respectively. Mortgage notes increased approximately $16,000,000, $9,000,000 and $12,000,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Construction notes increased approximately $18,000,000 and 1,000,000 for the years ended March 31, 1995 and 1994, respectively. Due to local general partners and affiliates increased approximately $6,000,000 and $1,000,000 for the years ended March 31, 1995 and 1994, respectively (Note 8). For the year ended March 31, 1996, the increase in Property and equipment and construction in progress was partially funded by capital contributions made to the Local Partnerships resulting in a decrease in cash and cash equivalents. For the year ended March 31, 1993, there was also an increase in assets due to capital contributions which were not fully expended. For the year ended March 31, 1996, minority interest decreased due to distributions received by the local general partners. Minority interest increased due to capital contributions from local general partners for the years ended March 31, 1995 and 1994.

Cash Distributions

     The Partnership has made no distributions to the BAC holders as of March 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's primary source of funds was the proceeds of its offering. Other sources of funds include interest earned on such proceeds which will be invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve. The offering terminated as of April 7, 1994. The Partnership has received $58,928,000 (including volume discounts of $2,000) in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $46,848,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

     As of March 31, 1996, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $9,640,000 remains to be paid (including approximately $1,243,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. Two of the Local Partnerships were acquired during the Fiscal Year Ended March 31, 1996 for a combined purchase price of approximately $10,837,000 (not including acquisition fees of approximately $818,000), of which approximately $392,000 remains to be paid. The Partnership does not intend to acquire additional properties. During the year ended March 31, 1996, approximately $16,787,000 was paid, including purchase price adjustments (of which approximately $2,675,000 was released from escrow). An additional $1,405,000 was placed into escrow for purchase price payments during the year ended March 31, 1996. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $750,000 during the year ended March 31, 1996.

     During the year ended March 31, 1996 cash and cash equivalents decreased approximately $15,398,000 primarily attributable to the acquisition of the two Local Partnerships and construction activity at twelve Local Partnerships. This is reflected in the increase in property and quipment ($10,422,000), construction in progress ($22,579,000), a decrease in accounts payable and other liabilities relating to investing activities ($1,111,000) and repayment of amounts due to Local General Partners and affiliates ($271,000), principal payments of construction and mortgage loans in addition to distributions to Local General Partners of ($264,000) partially offset by construction loan and permanent mortgage financing of ($17,006,000) and a decrease in cash held in escrow for investing activities ($1,607,000). Cash provided by operating activities was $1,678,000 during the year ended March 31 1996. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation and amortization of approximately $2,161,000.

     An original working capital reserve of approximately $1,473,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment. At March 31, 1996, approximately $567,000 of this reserve remains unused. During the Fiscal Year ended March 31, 1996 part of this reserve was used to pay a net increase in purchase price adjustments to the Local Partnerships. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships are sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of March 31, 1996 amounts received from operations of the Local Partnerships were approximately $16,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BAC's holders.

     The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the breakeven dates of each of the Local Partnerships, most of which are unlimited or in an unspecified amount. As of March 31, 1996 and 1995, $59,035 and $0 has been funded under the Development Deficit Guaranty Agreements. All current development deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of March 31, 1996. As of March 31, 1996 and 1995, $41,395 and $16,895 has been funded under the Operating Deficit Guaranty agreements. All current operating deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of these Rent-Up Guarantees for the Local Partnerships is approximately $6,212,000 as of March 31, 1996. All current rent-up deficit guarantees expire within the next three years. Management does not expect a material impact on liquidity, based on prior years' fundings.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

     HUD recently released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

     Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

     The ACPA calls for a transition during which the project based Section 8 would be converted to a tenant based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been re-introduced as "Portfolio Restructuring".

     For discussion of contingencies affecting certain subsidiary partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

     Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in 15 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

     The following is a summary of the results of operations of the Partnership for the years ended March 31, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years, respectively.)

     The net loss for the 1995, 1994 and 1993 Fiscal Years totaled $2,944,389, $1,193,217 and $266,447, respectively.

     The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $3,997,227, $624,796 and $60,054 Housing Tax Credits and $3,096,915, $9,813,716 and $4,486,653 Historic
Tax Credits during the 1995, 1994 and 1993 tax years, respectively.

1995 vs 1994

     The Partnership's results of operations for the 1995 and 1994 Fiscal Years consisted primarily of (i) $440,205 and $767,716, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnership's and (ii) the results of the Partnerships investment in fifteen and thirteen Local Partnerships, respectively.

     During the year ended March 31, 1996, rental income and all categories of expenses increased and the results of operations are not comparable or reflective of future operations due to the continued acquisition construction and rent up of properties. In addition, interest income will continue to decrease in future periods since all proceeds of the Offering have been invested. For the year ended March 31, 1996 and 1995, seven and two of the Partnership's fifteen and thirteen properties, respectively, completed construction and were in various stages of rent up. Two and one of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the year ended March 31, 1996 and 1995. In addition, one and zero of the properties had completed construction and were rented up in a previous fiscal year. Five and ten of the Partnership's fifteen and thirteen properties, respectively, were still under construction as of March 31, 1996 and 1995, respectively.

     As of December 31, 1995, five of the fifteen properties had construction loans with a commitment for permanent financing. As of May 1, 1996, construction has been completed on twelve of the Partnership's fifteen properties. Occupancy rates as of May 1, 1996 varied from 0% to 100%.

1994 vs 1993

     The Partnership's results of operations for the 1994 and 1993 Fiscal Years consisted primarily of (1) $767,716 and $258,799, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and
(2) the results of the Partnership's investment in thirteen and three of five Local Partnerships, respectively.

     During the 1994 Fiscal Year, all categories of income and expenses increased and the results of operations are not comparable due to the continued acquisition and rent up of properties, and are not reflective of future operations of the Partnership due to uncompleted property construction, rent-up of properties and the continued utilization of the net proceeds of the Offering to invest in Local Partnerships. In addition, interest income will continue to decrease in future periods after all proceeds of the Offering are invested. During the 1994 and 1993 Fiscal Years, five and two of the Partnership's thirteen and five properties, respectively, completed construction and were in various stages of rent up. In addition, two and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up during the current fiscal year. Six and three of the properties were still under construction as of March 31, 1995 and 1994, respectively.

     As of December 31, 1994, nine of the thirteen properties had construction loans with a commitment for permanent financing. As of May 1, 1995, construction has been completed on eight of the Partnership's thirteen properties. Occupancy rates as of May 1, 1995 varied from 0% to 100%.

Results of Operations of Certain Local Partnerships

Martha Bryant Manor, L.P.

     Martha Bryant Manor, L.P. ("Martha Bryant") agreed to an out-of-court settlement resulting from an alleged breach of contract suit. The settlement resulted in a loss of $164,860, which is included in general and administrative expenses in the March 31, 1996 Financial Statements.

Clear Horizons Limited Partnership

     Clear Horizons Limited Partnership ("Clear Horizons") is named as a defendant in a lawsuit involving the death of a person shot on the premises of the apartment project. Clear Horizons' defense is being handled by its liability insurer. Legal counsel believes that any settlement will be within insurance policy limits, $3,000,000, and there will be no loss to Clear Horizons. The maximum loss which the Partnership would be liable for is its net investment in Clear Horizons amounting to approximately $1,026,000.

United Germano-Millgate Limited Partnership

     A former management agent has filed a $70,000 breach of contract claim against United Germano Millgate ("United Germano"). Management believes the suit is totally without merit and has filed a $40,000 counterclaim. The outcome of this matter cannot presently be determined. Since it is premature to make an evaluation of the amount of United Germano's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in United Germano amounting to approximately $2,861,000.

Other

     The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

     There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

     The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.


Item 8. Financial Statements and Supplementary Data.
                                                                     Sequential
                                                                        Page
                                                                        ----

(a) 1. Consolidated Financial Statements

       Independent Auditors' Report                                        14

       Consolidated Balance Sheets at March 31, 1996 and 1995              45

       Consolidated Statements of Operations for the Years Ended
       March 31, 1996, 1995 and 1994                                       46

       Consolidated Statements of Changes in Partners' Capital
       for the Years Ended March 31, 1996, 1995 and 1994                   47

       Consolidated Statements of Cash Flows for the Years Ended
       March 31, 1996, 1995 and 1994                                       48

       Notes to Consolidated Financial Statements                          50

[Letterhead of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital and cash flows for the years ended March 31, 1996 and 1995 and 1994, (the 1995, 1994 and 1993 Fiscal Years, respectively). The financial statements are the responsibility of the Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (Fiscal 1995), thirteen (Fiscal 1994) and three (Fiscal 1993) subsidiary partnerships whose losses aggregated $2,533,349, $1,148,796 and $140,709 for the 1995, 1994 and
1993 Fiscal Years, respectively, and whose assets constituted 91% and 72% of the Partnership's assets at March 31, 1996 and 1995, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for the years ended March 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



/s/ Trien, Rosenberg, Felix,
    Rosenberg, Barr & Weinberg, LLP

TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 25, 1996

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Lincoln Renaissance (a Limited Partnership)
Reading, Pennsylvania

We have audited the accompanying balance sheets of Lincoln Renaissance (a Limited Partnership) as of December 31, 1995 and 1994 and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance (a Limited Partnership) at December 31, 1995 and 1994, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 9, 1996

                      [Letterhead of J.H. Williams & Co.]


                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Lincoln Renaissance (a Limited Partnership)
Reading, Pennsylvania

We have audited the accompanying balance sheets of Lincoln Renaissance (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, changes in partners' equity and cash flows for the years then ended as more fully described in Note 1. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance (a Limited Partnership) at December 31, 1994 and 1993, and its results of operations, changes in partners' equity and cash flows for the years then ended as more fully described in Note 1 in conformity with generally accepted accounting principles.


/s/ J.H. WILLIAMS & CO.

Kingston, Pennsylvania
February 3, 1995

                      [WIELAND & COMPANY, INC. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheet of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1995, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated March 15, 1996, on our consideration of the internal control structure of United - Germano - Millgate Limited Partnership, and reports dated March 15, 1996 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.


/s/ WIELAND & COMPANY, INC.

March 15, 1996

Employer Identification No.: 36-4025026

Engagement Partner: Paul H. Wieland
                    315 James Street
                    Geneva, Illinois 60134

                     [MULCAHY FESLER & COMPANY LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheet of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1994, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/ MULCAHY, FESLER & COMPANY

January 20, 1995

                         [D.J. GOTAAS & CO. LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheet of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1993, and the related statements of operations, partners' equity, and cash flows for the period October 1, 1993 to December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the period October 1, 1993 to December 31, 1993, in conformity with generally accepted accounting principles.


/s/ D.J. GOTAAS & CO.

February 4, 1994

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                        INDEPENDENT AUDITORS' REPORT


To the Partners of
Mansion Court Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Mansion Court Associates (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates (a Limited Partnership) at December 31, 1995 and 1994, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 12, 1996

                        [J. H. WILLIAMS & CO. LETTERHEAD]


                        INDEPENDENT AUDITORS' REPORT


To the Partners of
Mansion Court Associates (a Limited Partnership)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Mansion Court Associates (a Limited Partnership) as of December 31, 1994 and 1993 and the related statements of income, change in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates (a Limited Partnership) at December 31, 1994 and 1993, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ J. H. WILLIAMS & CO.


Kingston, Pennsylvania
February 4, 1995

                 [WALL, EINHORN & CHERNITZER, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners                         Virginia Housing Development Authority
Derby Run Associates, L.P.              601 South Belvidere Street
Virginia Beach, Virginia                Richmond, Virginia 23220

     We have audited the accompanying balance sheets of Derby Run Associates, L.P., VHDA Project Number 93-0625-C, as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VHDA Project Number 93-0625-C as of December 31, 1995 and 1994, and the results of its operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying supplementary information (shown on pages 10 to 12) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                            /s/ WALL, EINHORN & CHERNITZER, P.C.

Norfolk, Virginia
February 14, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

     We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 1995, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 21 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards we have also issued reports dated February 9, 1996 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control structure and on its compliance with requirements applicable to CDA programs, affirmative fair housing and laws and regulations applicable to the financial statements.


/s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
February 9, 1996

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

     We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 1994, and the related statements of changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 1994, and the changes in partners' capital and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 2, 1995

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]

To the Partners of
Tasker Village Associates
(a Limited Partnership)
Philadelphia, Pennsylvania


We have audited the accompanying balance sheets of Tasker Village Associates (a Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates (a Limited Partnership) at December 31, 1995 and 1994, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP
Kingston, Pennsylvania
February 14, 1996

                         [CLIFFORD R. BENN LETTERHEAD]
                        INDEPENDENT AUDITOR'S REPORT


General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 1995 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

I was unable to obtain sufficient evidential matter in connection with the beginning balance of property investments.

In my opinion, except for the effects of any adjustments and additional disclosures that might have resulted had I been able to obtain sufficient evidence in connection with property investments, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1995 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.


                                                        /s/ CLIFFORD BENN, CPA

January 24, 1996
Carson, California

                         [ROBERT J. PACHECO LETTERHEAD]


To the Partners of
Martha Bryant Manor, L. P.
A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of Martha Bryant Manor, L.P., a California Limited Partnership, as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the period September 1, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P., a California Limited Partnership, at December 31, 1994, and the results of its operations and its cash flows for the period from September 1, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.


/s/ ROBERT PACHECO
Robert J. Pacheco
Certified Public Accountant

February 28, 1995

                         [ROBERT J. PACHECO LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of Colden Oaks, a California Limited Partnership, as of December 31, 1995, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ ROBERT PACHECO
Robert J. Pacheco
Certified Public Accountant

February 29, 1996

                         [ROBERT J. PACHECO LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of Colden Oaks, a California Limited Partnership, as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the period September 1, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 1994, and the results of its operations and its cash flows for the period from September 1, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.


/s/ ROBERT PACHECO
Robert J. Pacheco
Certified Public Accountant

February 28, 1995

                         [CLIFFORD R. BENN LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 1995 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includeS assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1995 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.


                                                          /s/ CLIFFORD BENN, CPA
February 2, 1996
Carson, California

                         [CLIFFORD R. BENN LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 1994 and the related statements of income, changes in partners' capital, and cash flow for the period from inception, September 14, 1994, through December 31, 1994. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1994 and the results of its operations and its cash flow for the period from inception, September 14, 1994, through December 31, 1994. In conformity with generally accepted accounting principles.


                                                          /s/ CLIFFORD BENN, CPA
February 14, 1995
Carson, California

                         [ROBERT J. PACHECO LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
NLEDC, L.P., A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 1995, and the related statements of changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 1995, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ ROBERT PACHECO

Robert J. Pacheco
Certified Public Accountant

February 21, 1996

                         [ROBERT J. PACHECO LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners of
NLEDC, L.P., A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for the period September 1, 1994 (inception) to December 31, 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 1994, and the results of its operations and its cash flows for the period from September 1, 1994 (inception) to December 31, 1994 in conformity with generally accepted accounting principles.


/s/ ROBERT PACHECO

Robert J. Pacheco
Certified Public Accountant

February 28, 1995

                    [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

     We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 1995, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 1995, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                         /s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
March 22, 1996

                       [MARK ESCOFFERY, P.A. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the General Partner
of Creative Choice Homes VI Ltd.
Owner of Caribbean West Apartments
4243 Northlake Boulevard
Palm Beach Gardens, Florida 33410

I have audited the balance sheet of Creative Choice Homes VI Ltd. (a Limited Partnership) as of December 31, 1994. This financial statement is the responsibility of the Company's Management. My responsibility is to express an opinion on this financial statement based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. I believe that my audit of the balance sheet provides a reasonable basis for my opinion.

In my opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Creative Choice Homes VI Ltd. as of December 31, 1994, in conformity with generally accepted accounting principles.


                                                        /s/ MARK ESCOFFERY, P.A.

April 14, 1995.

                  [SUAREZ ACCOUNTANCY CORPORATION LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
P & P Home for the Elderly, L.P.
(A Development Stage Company)
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. (A Development Stage Company) as of December 31, l995, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. (A Development Stage Company) at December 31, 1995, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                              /s/ SUAREZ ACCOUNTANCY CORPORATION

January 31, 1996

                        [RICHARD SUAREZ, JR. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


To the Partners
P & P Home for the Elderly, L.P.
(A Development Stage Company)
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. (A Development Stage Company) as of December 31, 1994, and the related statements of income, changes in partners' capital, and cash flows for the period March 1, 1994 (inception) through December 31, 1994. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. (A Development Stage Company) at December 31, 1994, and the results of its operations and cash flows for the period March 1, 1994 (inception) through December 31, 1994, in conformity with generally accepted accounting principles.


                            /s/ RICHARD SUAREZ, JR.

April 4, 1995

                      [COLE, EVANS & PETERSON LETTERHEAD]


         INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS

Clear Horizons Limited Partnership
Shreveport, Louisiana

     We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 1995, and the related statements of profit and loss, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 1995 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1995 taken as a whole. The supplementary Schedules 1 through 5 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Clear Horizons Apartments                                       February 9, 1996
                                                                          Page 2

     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 9, 1996 on our consideration of Clear Horizons Limited Partnership's internal control structure, and reports dated February 9, 1996, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs.


                           /s/ COLE, EVANS & PETERSON
                             Cole, Evans & Peterson
                             Federal ID No. 72-0506596

Lead Auditor: Steven W. Hedgepeth

                      [COLE, EVANS & PETERSON LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

Clear Horizons Limited Partnership
Shreveport, Louisiana

     We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 1994, and the related statements of profit and loss, capital and cash flows for the month then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 1994 and the results of its operations, changes in capital, and cash flows for the month then ended in conformity with generally accepted accounting principles.


                           /s/ COLE, EVANS & PETERSON
                              Cole, Evans & Peterson

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.
(a New Jersey Limited Partnership)
Marlton, New Jersey

We have audited the accompanying balance sheet of Neptune Venture, L.P. (a New Jersey Limited Partnership) as of December 31, 1995 and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partner and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 1995, and its results of operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston,Pennsylvania
April 9, 1996

                    [LAWLOR, O'BRIEN & LESKOWICZ LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 1995, and the related statements of operations for the period (from commencement of operations) August 15, 1995 through December 31, 1995, changes in partners' capital and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 1995, and the results of its operations for the period (from commencement of operations) August 15, 1995 through December 31, 1995, changes in partners' equity and its cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                 /s/ LAWLOR, O'BRIEN & LESKOWICZ
West Paterson, New Jersey
February 28, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31
                                                                 -----------------------------
                                                                     1996            1995
                                                                 -------------   -------------
                         ASSETS

Property and equipment - at cost, less accumulated depreciation
   (Notes 2, 4 and 7)                                            $  80,526,910   $  44,068,700
Construction in progress (Note 8)                                   19,121,823      23,459,201
Cash and cash equivalents (Notes 2 and 10)                          13,646,746      29,045,148
Cash held in escrow (Note 5)                                         2,653,919       5,963,583
Deferred costs, less accumulated amortization (Notes 2 and 6)          544,330       1,259,938
Other assets                                                           434,794         311,395
                                                                 -------------   -------------

                                                                 $ 116,928,522   $ 104,107,965
                                                                 =============   =============

           LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 7)                               $  37,687,695   $  21,203,643
   Construction loan payable (Note 7)                               18,214,849      18,572,596
   Accounts payable and other liabilities                            5,569,729       5,515,067
   Due to local general partners and affiliates (Note 8)             6,565,952       6,755,871
   Due to general partner and affiliates                                48,755           2,632
                                                                 -------------   -------------

                                                                    68,086,980      52,049,809
                                                                 -------------   -------------

Minority interests                                                     750,595       1,022,820
                                                                 -------------   -------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital:
   Limited partners (100,000 BACs authorized;
     58,928 issued and outstanding in
     1996 and 1995, respectively) (Note 1)                          48,133,987      51,048,932
   General partner                                                     (43,040)        (13,596)
                                                                 -------------   -------------

     Total partners' capital                                        48,090,947      51,035,336
                                                                 -------------   -------------

     Total liabilities and partners' capital                     $ 116,928,522   $ 104,107,965
                                                                 =============   =============







See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   Year Ended March 31
                                                        ---------------------------------------
                                                            1996          1995         1994*
                                                        -----------   -----------   -----------
Revenues

   Rental income                                        $ 4,598,213   $ 1,500,399   $   304,084
   Other income (principally interest
     on capital contributions)                              726,832       933,462       339,391
                                                        -----------   -----------   -----------
                                                          5,325,045     2,433,861       643,475
                                                        -----------   -----------   -----------
Expenses
   General and administrative                             1,366,774       817,692       201,908
   General and administrative-related parties (Note 8)      672,731       602,863       356,880
   Repairs and maintenance                                  990,315       355,562        54,418
   Operating and other                                      541,524       284,983        71,603
   Real estate taxes                                        497,793       289,453        86,385
   Insurance                                                366,543       216,328             0
   Financial, principally interest                        1,681,052       290,972        32,916
   Depreciation and amortization                          2,161,221       776,331       107,216
                                                        -----------   -----------   -----------
                                                          8,277,953     3,634,184       911,326
                                                        -----------   -----------   -----------

Loss before minority interest                            (2,952,908)   (1,200,323)     (267,851)

Minority interest in loss of subsidiary partnerships          8,519         7,106         1,404
                                                        -----------   -----------   -----------

Net Loss                                                 (2,944,389)   (1,193,217)     (266,447)
                                                        ===========   ===========   ===========

Net Loss - limited partners                              (2,914,945)   (1,181,285)     (263,773)
                                                        ===========   ===========   ===========

Weighted average number of BACs outstanding                  58,928        58,901        34,319
                                                        ===========   ===========   ===========

Net loss per weighted average BAC                            (49.47)       (20.06)        (7.69)
                                                        ===========   ===========   ===========







*Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                                                     General         Limited
                                    Total            Partner         Partners
                                 ------------     ------------     ------------
Partners' capital -
   April 1, 1993                    4,555,300            1,000        4,554,300

Capital contributions              52,835,000                0       52,835,000

Offering costs
   (Notes 2 and 8)                 (5,774,397)               0       (5,774,397)

Net loss                             (266,447)          (2,664)        (263,783)
                                 ------------     ------------     ------------

Partners' capital -
   March 31, 1994                  51,349,456           (1,664)      51,351,120

Capital contributions               1,030,000                0        1,030,000

Offering costs                       (150,903)               0         (150,903)

Net loss                           (1,193,217)         (11,932)      (1,181,285)
                                 ------------     ------------     ------------

Partners' capital -
   March 31, 1995                  51,035,336          (13,596)      51,048,932

Net loss                           (2,944,389)         (29,444)      (2,914,945)
                                 ------------     ------------     ------------

Partners' capital -
   March 31, 1996                $ 48,090,947     $    (43,040)    $ 48,133,987
                                 ============     ============     ============









See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                             Year Ended March 31
                                                                  ------------------------------------------
                                                                      1996          1995            1994
                                                                  ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                       $ (2,944,389)  $ (1,193,217)  $   (266,447)
                                                                  ------------   ------------   ------------
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
   Depreciation and amortization                                     2,161,221        776,331        107,216
   Minority interest in loss of subsidiary partnerships                 (8,519)        (7,106)        (1,404)
   (Increase) decrease in assets
   Cash held in escrow                                               1,702,798     (2,410,627)      (313,713)
   Other assets                                                       (123,399)      (179,335)      (132,060)
   Increase (decrease) in liabilities
   Accounts payable and other liabilities                            1,166,100         24,852      1,113,532
   Increase in due to local general partners and affiliates            181,392         48,185              0
   Due to general partner and affiliates                                46,123        (91,878)       144,280
                                                                  ------------   ------------   ------------
   Total adjustments                                                 5,125,716     (1,839,578)       917,851
                                                                  ------------   ------------   ------------

   Net cash provided by (used in) operating activities               2,181,327     (3,032,795)       651,404
                                                                  ------------   ------------   ------------

Cash flows from investing activities:
   Acquisition of property and equipment                           (10,422,237)   (16,295,221)   (20,724,577)
   Increase in construction in progress                            (22,579,370)   (17,915,190)    (4,534,869)
   Decrease (increase) in cash held in escrow                        1,606,866        816,740     (4,055,983)
   Deferred acquisition costs                                                0        (61,800)    (3,170,100)
   Increase in deferred costs                                         (118,849)      (138,009)       (10,000)
   (Decrease) increase in accounts payable and other liabilities    (1,111,438)       917,958      1,332,204
   Increase in due to local general partner and affiliates             662,982        811,619      1,076,922
   Decrease in due to local general partner and affiliates          (1,943,924)             0              0
   Decrease in due to general partner and affiliates                         0        (52,664)      (300,870)
                                                                  ------------   ------------   ------------

   Net cash used in investing activities                           (33,905,970)   (31,916,567)   (30,387,273)
                                                                  ------------   ------------   ------------

Cash flows from financing activities:
   Capital contributions received                                            0      1,030,000     52,835,000
   Proceeds from mortgage notes                                         95,990      8,760,670     12,491,311
   Principal payments of mortgage notes                               (273,461)       (25,764)       (22,574)
   Proceeds from construction loans                                 16,909,776     18,878,228        894,368
   Principal payments of construction loans                           (606,000)    (1,200,000)             0
   Increase in due to local general partners and affiliates            506,250        689,194              0
   Decrease in due to local general partners and affiliates                  0              0        (10,812)
   Decrease in due to general partner and affiliates                         0              0       (470,803)
   Increase in offering costs                                                0       (150,903)    (5,774,397)
   Increase in deferred costs                                          (42,608)      (194,353)       (41,714)
   (Decrease) increase in capitalization of consolidated
     subsidiaries attributable to minority interest                   (263,706)       170,862        860,468
                                                                  ------------   ------------   ------------

   Net cash provided by financing activities                        16,326,241     27,957,934     60,760,847
                                                                  ------------   ------------   ------------

   Net (decrease) increase in cash and cash equivalents
     carried forward                                               (15,398,402)    (6,991,428)    31,024,978
                                                                  ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS




                                                                                    Year Ended March 31
                                                                         --------------------------------------------
                                                                             1996           1995             1994
                                                                         ------------    ------------    ------------
Net (decrease) increase in cash and cash equivalents,
   brought forward                                                       $(15,398,402)   $ (6,991,428)   $ 31,024,978

Cash and cash equivalents at beginning of year                             29,045,148      36,036,576       5,011,598
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                                 $ 13,646,746    $ 29,045,148    $ 36,036,576
                                                                         ============    ============    ============

Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                                $    640,805    $    136,958    $     91,774

Supplemental disclosure of noncash investing and financing activities:
   Capitalization of deferred acquisition costs                          $    817,767    $ (1,238,476)   $  1,445,614
   Capitalization of deferred acquisition expenses                       $          0    $     19,880
   Property and equipment reclassified from construction
     in progress                                                         $ 26,916,748    $  4,534,869    $          0
   Development fees to local general partners and
     affiliates, accounts payable and other liabilities
     capitalized to construction in progress and property
     and equipment                                                       $    403,381    $  6,212,013    $          0

   Conversion of construction notes payable
     to mortgage notes payable                                           $ 16,661,523    $          0    $          0






See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 1 - General

     Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the "Partnership") was organized on February 11, 1992, and commenced the public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

     The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

     The Partnership has acquired interests in fifteen Local Partnerships as of March 31, 1996.

     The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1996 the Partnership has raised a total of $58,928,000 (before volume discounts of $2,000) representing 58,928 BACs.

     The terms of the Amended and Restated Agreement of the Limited Partnership provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.


NOTE 2 - Summary of Significant Accounting Policies

     a) Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and fifteen subsidiary (1996), thirteen (1995) and three (1994) partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%.

     For financial reporting purposes, the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31.

     All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

     Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

     Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $17,000, $4,700 and $1,500 for the years ended March 31, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years),
respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     b) Cash and Cash Equivalents

     In accordance with SFAS 115, cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

     c) Property and Equipment

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit of loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is generally recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

     d) Income Taxes

     The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

     e) Organization and Offering Costs

     Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs including brokerage and the nonaccountable expense allowance are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

     f) Deferred Acquisition Costs

     Acquisition costs and fees incurred in connection with the proposed purchase of interests in certain subsidiary partnerships have been deferred. In the event these partnerships are acquired, these amounts will be capitalized as property costs. If the subsidiary partnerships are not acquired, these amounts will charged to operations.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     g) Loss Contingencies

     The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

     h) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     i) Accounting Pronouncements Not Yet Implemented

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

     Effective April 1, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

NOTE 3 - Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Certificates of Deposit, Mortgage Escrow Deposits and Cash-Restricted for Tenants' Security Deposits

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 3 - Fair Value of Financial Instruments (Continued)

     The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                         March 31, 1996
                                                   -----------------------------
                                                    Carrying
Mortgage Notes Payable for which it is:              Amount           Fair Value
                                                   -----------       -----------
Practicable to estimate fair value                 $13,450,000       $13,450,000
Not Practicable                                    $36,342,695               (a)

     (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

     The components of property and equipment and their estimated useful lives are as follows:

                                                 March 31           Estimated
                                         ------------------------- Useful Lives
                                            1996          1995        (Years)
                                         -----------   -----------  -----------
Land                                     $ 5,702,297   $ 5,217,498   -
Building and improvements                 76,909,641    39,175,839   10-40
Furniture and fixtures                       874,834       533,302   5-10
                                         -----------   -----------

                                          83,486,772    44,926,639
Less:  Accumulated depreciation            2,959,862       857,939
                                         -----------   -----------

                                         $80,526,910   $44,068,700
                                         ===========   ===========

     Included in property and equipment at March 31, 1996 and 1995 is $3,501,977 and $2,684,090 of acquisition fees paid to the General Partner and $867,942 and $794,572 of acquisition expenses as of March 31, 1996 and 1995. In addition, as of March 31, 1996 and 1995, building and improvements and construction in progress includes $1,147,120 and $902,569, respectively, of capitalized interest.

     In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $8,394,303 and $6,173,686 to the local general partners and affiliates as of March 31, 1996 and 1995. Such fees have been included in the cost of property and equipment.

     Depreciation expense for the year ended March 31, 1996, 1995 and 1994 amounted to $2,101,923, $760,862 and $97,077, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 5 - Cash Held in Escrow

     Cash held in escrow consists of the following:

                                                               March 31
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------
Purchase price payments*                              $1,243,220      $2,512,920
Construction                                             218,783         704,049
Real estate taxes, insurance and other                 1,021,542       2,724,340
Reserve for replacements                                 170,374          22,274
                                                      ----------      ----------

                                                      $2,653,919      $5,963,583
                                                      ==========      ==========

     *Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

     The components of deferred costs and their periods of amortization are as follows:

                                                 March 31
                                         -------------------------
                                            1996          1995         Period
                                         ----------    -----------  ------------
Financing costs                          $  278,675    $  236,067       *
Deferred acquisition costs                   33,703       851,470       **
Organization costs                          316,858       198,009    60 months
                                         ----------    -----------
                                            629,236      1,285,546
Less:  accumulated amortization              84,906         25,608
                                         ----------    -----------

                                         $  544,330    $ 1,259,938
                                         ==========    ===========

*Over the life of the related mortgages.

**Will be capitalized as part of the cost of future acquisitions.

     Amortization expense for the year ended March 31, 1996, 1995 and 1994 amounted to $59,298, $15,469 and $10,139, respectively.

NOTE 7 - Mortgage Notes and Construction Loans Payable

     The mortgage and construction notes are payable in aggregate monthly installments of approximately $103,000 including principal and interest at rates varying from 0% to 10% per annum, through the year 2040. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases, and is without further recourse.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 7 - Mortgage Notes and Construction Loans Payable (Continued)

     One mortgage note with a balance of $5,826,427 and $6,044,285 at December 31, 1995 and 1994, respectively, which bears interest at 7% per annum was eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

     Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

              Fiscal Year Ending                                Amount
              ------------------                                ------

                   1996                                       $   425,801
                   1997                                           270,857
                   1998                                           291,960
                   1999                                           314,329
                   2000                                           349,990
                   Thereafter                                  36,034,758
                                                               ----------
                                                              $37,687,695

     The mortgage agreements require monthly deposits to replacement reserves of approximately $16,600 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

     As of December 31, 1995, five subsidiary partnerships have construction loan commitments totaling approximately $23,117,000. As of December 31, 1995, such loans had outstanding balances of $18,214,849.

     Certain subsidiary partnerships have outstanding letters of credit totaling $162,400 at December 31, 1995, as required under the terms of the construction loan agreements.

NOTE 8 - Related Party Transactions

     An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

     The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1996, 1995, and 1994 are as follows:

     A) Acquisition Fees and Expenses

     The General Partner is entitled to an acquisition fee equal to 6% of the gross proceeds of the offering paid upon investor closing, for its services in connection with the selection and evaluation of Local Partnerships. Such fees are capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of March 31, 1996, 1995, and 1994, $3,535,680, $3,535,560 and $3,473,760, of such costs have been incurred, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (Continued)

     B) Public Offering Costs

     Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering expenses. Related Equities Corporation, the Dealer Manager is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a non-accountable marketing expense allowance are considered offering expenses. These costs are charged directly to limited partners' capital. As of March 31, 1996, total organization and offering costs were approximately $2,115,000, of which approximately $53,000 was charged to the Dealer Manager since it is in excess of 3.5%.

     C) Selling Commissions and Fees

     The Partnership will pay up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation, an affiliate of the General Partner. Through March 31, 1996, $4,419,600 was paid or incurred to Related Equities Corporation and then fully reallocated to other broker/dealers.

     D) Guarantees

     The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficit through the breakeven dates of each of the Local Partnerships, most of which are unlimited or in an unspecified amount. Amounts received under development deficit guarantees from the developers of the properties purchased by the Partnership are treated as a reduction of the asset.

     The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of March 31, 1996. As of March 31, 1996, 1995 and 1994, $41,395, $16,895 and $0 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as non-interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

     In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each local partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of these Rent-Up Guarantees for the Local Partnerships is approximately $6,212,000 as of March 31, 1996. There have not been any fundings under these guaranty agreements. Amounts received under rental guarantees from the sellers of the properties purchased by the Partnership are treated as a reduction of the asset.

     The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the local partnerships and to provide incentive to the local general partners to generate positive cash flow.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (Continued)

     E) Other Related Party Expenses

     The costs incurred to related parties for the years ended March 31, 1996 and 1995 were as follows:

                                                     Year Ended March 31
                                            ------------------------------------
                                              1996          1995          1994
                                            --------      --------      --------
Partnership management fees (i)             $434,550      $475,023      $233,094
Expense reimbursement (ii)                    91,757        94,702       118,786
Property management fees (iii)               133,924        18,138             0
Local administrative fees (iv)                12,500        15,000         5,000
                                            --------      --------      --------

                                            $672,731      $602,863      $356,880
                                            ========      ========      ========

     (i) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

     (ii) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

     (iii) Property management fees incurred by Local Partnerships amounted to $301,751, $100,314 and $19,184 for the years ended March 31, 1996, 1995 and
1994, respectively. Of these fees $133,924, $18,138 and $0 were incurred to affiliates of the subsidiary partnerships General Partners.

     (iv) Independence SLP, L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 8 - Related Party Transactions (Continued)

     F) Due to Local General Partners and Affiliates

     Due to Local General Partners and Affiliates at December 31, 1995 and 1994 consists of the following:

                                                              December 31
                                                      --------------------------
                                                         1995            1994
                                                      ----------      ----------
Operating advances                                    $1,184,632      $  678,382
Development fee payable                                3,666,330       5,206,873
Construction costs payable                             1,485,413         822,431
Management and other operating advances                  229,577          48,185
                                                      ----------      ----------

                                                      $6,565,952      $6,755,871
                                                      ==========      ==========

     G) Construction Commitments

     As of December 31, 1995, three subsidiary partnerships have construction commitments with contractors who are affiliated with the local general partners. These construction contracts amounted to approximately $11,600,000, of which approximately $6,100,000 was paid as of December 31, 1995.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 9 - Income Taxes

     A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries follows:

                                                           For the Year Ended
                                                              December 31,
                                                      -------------------------
                                                          1996          1995
                                                      -----------   -----------
Financial statement
   net loss                                           $(2,944,389)  $(1,193,217)

Differences between depreciation
   and amortization expense records
   for financial reporting purposes
   and the accelerated costs
   recovery system utilized
   for income tax purposes                               (254,256)     (147,940)

Tax exempt interest income                               (569,018)     (701,095)

Differences resulting from parent
   company having a different fiscal
   year for income tax and financial
   reporting purposes                                      12,102      (146,850)

Other, including accruals for financial reporting not
   deductible for tax purposes until paid                   7,349       248,792
                                                      -----------   -----------

Net loss as shown on the income tax return
   for the calendar year ended                        $(3,748,212)  $(1,940,310)
                                                      ===========   ===========

NOTE 10 - Commitments and Contingencies

     a) Subsidiary Partnerships-Litigation

     Martha Bryant Manor, L.P.

     Martha Bryant Manor, L.P. ("Martha Bryant") agreed to an out-of-court settlement resulting from an alleged breach of contract suit. The settlement resulted in a loss of $164,860, which is included in general and administrative expenses in the March 31, 1996 Financial Statements.

     Clear Horizons Limited Partnership

     Clear Horizons Limited Partnership ("Clear Horizons") is named as a defendant in a lawsuit involving the death of a person shot on the premises of the apartment project. Clear Horizons' defense is being handled by its liability insurer. Legal counsel believes that any settlement will be within insurance policy limits,

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Contingencies (continued)

     a) Subsidiary Partnerships-Litigation (continued)

$3,000,000, and there will be no loss to Clear Horizons. The maximum loss which the Partnership would be liable for is its net investment in Clear Horizons amounting to approximately $1,026,000.

     United Germano-Millgate Limited Partnership

     A former management agent has filed a $70,000 breach of contract claim against United Germano Millgate ("United Germano"). Management believes the suit is totally without merit and has filed a $40,000 counterclaim. The outcome of this matter cannot presently be determined. Since it is premature to make an evaluation of the amount of United Germano's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The maximum loss which the Partnership would be liable for is its net investment in United Germano amounting to approximately $2,861,000.

     b) Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1996, uninsured cash and cash equivalents approximated $8,995,000.

     c) Letters of Credit

     As of December 31, 1995, the subsidiary partnerships were contingently liable on open letters of credit as follows:

          Description                                           Amount
          -----------                                           ------
          Development contingency                             $ 62,400
          Rent reduction escrow                                100,000
                                                              --------

                                                              $162,400
                                                              ========

     d) Other

     The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 34% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

NOTE 10 - Commitments and Contingencies (continued)

     The Partnership and BAC's holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1995 and 1994 tax years, Housing Tax Credits of $3,997,227 and $624,796 were generated and $3,096,915 and $9,813,716 of Historic
Tax Credits were generated, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by Related Independence Associates L.P., the General Partner. Certain information concerning the directors and executive officers of Related Independence Associates Inc. ("RIAI"), the sole general partner of the General Partner, is set forth below.

        Name                              Position
        ----                              --------

        Stephen M. Ross                   Director

        J. Michael Fried                  President and Director

        Alan P. Hirmes                    Senior Vice President

        Stuart J. Boesky                  Vice President

        Ryne A. Nishimi                   Vice President

        Marc D. Schnitzer                 Vice President

        Lawrence J. Lipton                Assistant Vice President and Treasurer

        Robert Bordonaro                  Assistant Vice President

        Lynn A. McMahon                   Secretary

        Susan J. McGuire                  Assistant Secretary


     STEPHEN M. ROSS, 56, is a Director of RIAI. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 52, is President of RIAI. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 41, is a Senior Vice President of RIAI. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 40, is a Vice President of RIAI. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RYNE A. NISHIMI, 37, is a Vice President of RIAI. Mr. Nishimi is a Senior Vice President of and serves as the National Sales Manager for Related Capital Corporation and has held other positions in marketing since joining Capital in 1983. From 1981 to 1983, Mr. Nishimi worked for Fox & Carskadon Financial Corporation as a Marketing Manager in their real estate syndication operation. Mr. Nishimi graduated from Santa Clara University School of Business Administration with a Bachelor of Science degree.

     MARC D. SCHNITZER, 35, is a Vice President of RIAI. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

     LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of RIAI. Mr. Lipton is also a controller of The Related Companies, L.P. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

     ROBERT BORDONARO, 42, is an Assistant Vice President of RIAI. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

     LYNN A. McMAHON, 40 is Secretary of RIAI. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

     SUSAN J. McGUIRE, 49, is Assistant Secretary of RIAI. Since January 1977 she has served as Assistant to the President and Office Manager at Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co., Inc., an investment banking firm in New York City. Ms. McGuire attended Queensboro Community College.

Item 11. Executive Compensation.

     The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance, an accountable expense reimbursement and Subordinated Disposition Fees to the General Partners and/or their affiliates. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in
Item 8 above, which is incorporated herein by reference.

     Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                                    Name and Address of              Amount and Nature of                Percentage
Title of Class                      Beneficial Ownership             Beneficial Ownership                 of Class
- --------------                      --------------------             --------------------                 --------
General Partnership                 Related Independence             $1,000 capital contribution             98%
Interest in the Partnership         Associates L.P.                  -directly owned
                                    625 Madison Avenue
                                    New York, NY 10022

                                    Independence SLP L.P.            $10 capital contribution                 2%
                                    625 Madison Avenue               -directly owned
                                    New York, NY 10022

     Independence SLP L.P., a limited partnership whose general partner is the General Partner of the Partnership and which acts as the special limited partner of each Partnership, holds a 1% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

     No person is known by the Partnership to be the beneficial owner of more than five percent of the Limited Partnership Interests and/or BACs; and neither the General Partner nor any director or officer of the General Partner beneficially owns any Limited Partnership Interests or BACs.


Item 13. Certain Relationships and Related Transactions.

     The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

     The firm of Battle Fowler renders legal services to the Partnership. Martin
L. Edelman, a former director, is counsel to Battle Fowler.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                         ----

(a) 1. Consolidated Financial Statements

       Independent Auditors' Report                                        14

       Consolidated Balance Sheets at March 31, 1996 and 1995              45

       Consolidated Statements of Operations for the Years Ended
       March 31, 1996, 1995 and 1994                                       46

       Consolidated Statements of Changes in Partners' Capital
       for the Years Ended March 31, 1996, 1995 and 1994                   47

       Consolidated Statements of Cash Flows for the Years Ended
       March 31, 1996, 1995 and 1994                                       48

       Notes to Consolidated Financial Statements                          50

(a) 2. Consolidated Financial Statement Schedules

       Independent Auditors' Report                                        70

       Schedule I - Condensed Financial Information of Registrant          71

       Schedule III - Real Estate and Accumulated Depreciation             74

     All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules (continued), and Reports on Form 8-K. (Continued)

                                                                      Sequential
                                                                         Page
                                                                         ----

(a) 3. Exhibits

  (3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

  (3B) Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the
       Prospectus as Exhibit A**

  (3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

  (10A)Form of Subscription Agreement attached to the Prospectus as Exhibit B**

  (10B)Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

  (10C)Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

  (10D)Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

  (22) Subsidiaries of the Registrant                                      77

  (27) Financial Data Schedule (filed herewith)                            78


       *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 Registration No. 33-37704

       **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 Registration No. 33-37704

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter.

     Supplemental Information to be furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report to security holders covering the Registrant's last fiscal year nor any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been sent to security holders.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)



                         By:    RELATED INDEPENDENCE ASSOCIATES L.P.
                                a General Partner


                         By:    RELATED INDEPENDENCE ASSOCIATES INC.
                                a General Partner



Date: June 28, 1996             By:   /s/ J. Michael Fried
                                      -----------------------------
                                      J. Michael Fried
                                      President and Director
                                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                         Title                             Date
- ----------------------  -------------------------------------      -------------


/s/ J. Michael Fried    President and Chief Executive Officer
- ----------------------  (principal executive officer) and
J. Michael Fried        Director of Related Independence
                        Associates Inc.                            June 28, 1996


/s/ Lawrence J. Lipton  Treasurer (principal financial and
- ----------------------  accounting officer) of Related
Lawrence J. Lipton      Independence Associates Inc.               June 28, 1996


/s/ Stephen M. Ross     Director of Related Independence
- ----------------------  Associates Inc.                            June 28, 1996
Stephen M. Ross

[Letterhead of Trien, Rosenberg, Felix, Rosenberg, Barr & Weinberg, LLP]


                           INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries included in the Form 10-K as presented in our opinion dated June 25, 1996 on pages 14 and 15, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.



/s/ Trien, Rosenberg, Felix,
    Rosenberg, Barr & Weinberg, LLP


TRIEN, ROSENBERG, FELIX,
ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 25, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                              March 31,
                                                     ---------------------------
                                                        1996            1995
                                                     -----------     -----------
Cash and cash equivalents                            $ 8,964,005     $24,832,921
Cash held in escrow                                    1,243,220       2,512,920
Investment in subsidary partnerships                  37,854,372      22,744,231
Other assets                                              59,653         946,535
                                                     -----------     -----------

   Total assets                                      $48,121,250     $51,036,607
                                                     ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                $    28,755     $         0
Other liabilities                                          1,548           1,271
                                                     -----------     -----------

   Total liabilities                                      30,303           1,271

Partners' capital                                     48,090,947      51,035,336
                                                     -----------     -----------

Total liabilities and partners' capital              $48,121,250     $51,036,607
                                                     ===========     ===========




Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, under which the investments are not reduced below zero.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------
Revenues

   Other income                                      $   491,496    $   811,357
                                                     -----------    -----------

   Total Revenues                                    $   491,496    $   811,357
                                                     ===========    ===========



Expenses

   Financial (principally interest)                       16,024              0
   Administrative and management                         330,886        267,212
   Administrative and management-related parties         526,307        569,725
   Amortization                                           10,000         10,000
                                                     -----------    -----------

   Total expenses                                        883,217        846,937
                                                     -----------    -----------

   Loss from operations                                 (391,721)       (35,580)
                                                     -----------    -----------

   Equity in loss of subsidiary partnerships          (2,552,668)    (1,157,637)
                                                     -----------    -----------

Net loss                                             $(2,944,389)   $(1,193,217)
                                                     ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                     Year Ended March 31,
                                                         --------------------------------------------
                                                             1996            1995            1994
                                                         ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                 $ (2,944,389)   $ (1,193,217)   $   (266,447)
                                                         ------------    ------------    ------------

Adjustments to reconcile net loss to net cash
   (used in) operating activities:

   Amortization                                                10,000          10,000          10,000
   Equity in loss of subsidiary partnerships                2,552,668       1,157,637         145,423

   Increase (decrease) in liabilities

   Due to general partners and affiliates                      28,755         (89,510)        139,280
   Other liabilities                                                0         (99,954)         45,954
                                                         ------------    ------------    ------------

   Total adjustments                                        2,591,423         978,173         340,657
                                                         ------------    ------------    ------------

   Net cash (used in) provided by operating activities       (352,966)       (215,044)         74,210
                                                         ------------    ------------    ------------

Cash flows from investing activities:

   Investment in subsidiary partnerships                  (17,678,489)    (11,275,028)    (12,772,263)
   Decrease (increase) in other assets                        876,882       1,127,689      (1,720,684)
   Decrease (increase) in cash held in escrow-
     purchase price payments                                1,269,700          75,680      (2,588,600)
   (Decrease) increase in due to general partners
     and affiliates                                                 0               0        (300,870)
   Increase in accounts payable and other liabilities             277               0               0
                                                         ------------    ------------    ------------

   Net cash used in investing activities                  (15,531,630)    (10,071,659)    (17,382,417)
                                                         ------------    ------------    ------------

Net cash provided by financing activities:

   Distributions                                               15,680               0               0
   (Increase) in offering costs                                     0        (150,903)     (5,774,397)
   Capital contributions received                                   0       1,030,000      52,835,000
   (Decrease) increase in due to general partners
     and affiliates                                                 0         (52,664)       (470,803)
                                                         ------------    ------------    ------------

   Net cash provided by financing activities                   15,680         826,433      46,589,800
                                                         ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents      (15,868,916)     (9,460,270)     29,281,593

Cash and cash equivalents, beginning of year               24,832,921      34,293,191       5,011,598
                                                         ------------    ------------    ------------

Cash and cash equivalents, end of year                   $  8,964,005    $ 24,832,921    $ 34,293,191
                                                         ============    ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1996

                                                                                      Cost
                                                   Initial Cost to Partnership     Capitalized
                                                   ---------------------------     Subsequent to
                                                                  Buildings and    Acquisition:
      Description            Encumbrances         Land            Improvements     Improvements
      -----------            ------------         ----            ------------     ------------
Apartment Complexes

Lincoln Renaissance           $2,457,085        $       0          $5,240,173        $ 227,770
   Reading, PA
United Germano Millgate       10,939,539          580,000           6,070,477        9,984,696
   Limited Partnership
   Chicago, IL
Mansion Court Associates       1,431,244           19,072           3,224,984          183,450
   Philadelphia, PA
Derby Run Associates L.P.      4,653,284          407,410           3,069,628        4,557,603
   Hampton, VA
Renaissance Plaza Assoc.       6,665,464          684,255           9,840,170        4,244,605
   Baltimore, MD
Tasker Village                 1,625,521           18,235                   0        3,922,433
   Philadelphia, PA
Martha Bryant Manor, L.P.      5,519,676        1,162,454                   0           47,217
   Los Angeles, CA
Colden Oaks Limited            5,316,500          840,374                   0        5,872,999
   Partnership
   Los Angeles, CA
Brynview Terrace Limited       1,022,746          175,943                   0           47,217
   Partnership
   Los Angeles, CA
NLEDC, L.P.                    3,986,866          624,000                   0           47,217
   Los Angeles, CA

                                                                                                                      Life on which
                           Gross Amount at which Carried At Close of Period                   Year of                Depreciation in
                           ------------------------------------------------                     Con-                  Latest Income
                                             Buildings and                     Accumulated   struction/    Date        Statement is
      Description            Land             Improvements          Total      Depreciation  Renovation  Acquired     Computed(a)(b)
      -----------            ----             ------------          -----      ------------  ----------  --------     --------------
Apartment Complexes

Lincoln Renaissance        $   5,373          $ 5,462,570         $5,467,943     $261,833      1993-94  April 1993         20-40
   Reading, PA
United Germano Millgate      585,374           16,049,799         16,635,173    1,348,571      1993-94  October 1993       10-25
   Limited Partnership
   Chicago, IL
Mansion Court Associates      25,095            3,402,411          3,427,506      173,584      1993-94  November 1993       40
   Philadelphia, PA
Derby Run Associates L.P.    409,771            7,624,870          8,034,641      249,325      1994-95  February 1994       40
   Hampton, VA
Renaissance Plaza Assoc.     686,616           14,082,414         14,769,030      361,860      1994-95  February 1994      27.5
   Baltimore, MD
Tasker Village                20,596            3,920,072          3,940,668       60,138      1994-95  May 1994           27.5
   Philadelphia, PA
Martha Bryant Manor, L.P.  1,164,815               44,856          1,209,671        3,083      1994-95  September 1994     27.5
   Los Angeles, CA
Colden Oaks Limited          842,735            5,870,638          6,713,373      214,925      1994-95  September 1994     27.5
   Partnership
   Los Angeles, CA
Brynview Terrace Limited     178,304               44,856            223,160        3,083      1994-95  September 1994     27.5
   Partnership
   Los Angeles, CA
NLEDC, L.P.                  626,361               44,856            671,217        3,082      1994-95  September 1994     27.5
   Los Angeles, CA

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 31, 1996

                                                                                      Cost
                                                   Initial Cost to Partnership     Capitalized
                                                   ---------------------------     Subsequent to
                                                                  Buildings and    Acquisition:
      Description            Encumbrances         Land            Improvements     Improvements
      -----------            ------------         ----            ------------     ------------
Apartment Complexes


Creative Choice Homes VI Ltd.  3,254,058          650,072              13,134        5,332,621
   Miami, FL
P&P Homes for the              5,671,532                0                   0           51,266
   Elderly, L.P.
   Los Angeles, CA
Clear Horizons Limited         1,345,000           15,304           2,058,729           59,931
   Partnership
   Shreveport, LA
Neptune Venture L.P.                   0          460,631          10,151,873           36,684
   Neptune Township, NJ
Affordable Green               2,014,029           20,500           3,506,961           36,684
   Associates L.P.
   New York, NY
                             -----------       ----------         -----------      -----------
                             $55,902,544       $5,658,250         $43,176,129      $34,652,393
                             ===========       ==========         ===========      ===========

                                                                                                                      Life on which
                           Gross Amount at which Carried At Close of Period                   Year of                Depreciation in
                           ------------------------------------------------                     Con-                  Latest Income
                                             Buildings and                     Accumulated   struction/    Date        Statement is
      Description            Land             Improvements          Total      Depreciation  Renovation  Acquired     Computed(a)(b)
      -----------            ----             ------------          -----      ------------  ----------  --------     --------------
Apartment Complexes


Creative Choice Homes VI Ltd. 652,433           5,343,394          5,995,827        117,476    1994-05   September 1994      40
   Miami, FL
P&P Homes for the               2,360              48,906             51,266          3,082    1994-95   September 1994     27.5
   Elderly, L.P.
   Los Angeles, CA
Clear Horizons Limited         17,665           2,116,299          2,133,964         89,973    1994-95   December 1994      27.5
   Partnership
   Shreveport, LA
Neptune Venture L.P.          462,465          10,186,723         10,649,188         20,256
   Neptune Township, NJ
Affordable Green               22,334           3,541,811          3,564,145         49,591
   Associates L.P.
   New York, NY
                           ----------         -----------        -----------     ----------
                           $5,702,297         $77,784,475        $83,486,772     $2,959,862
                           ==========         ===========        ===========     ==========




(a) Depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(b) Personal property is depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 31, 1996



                                     Cost of Property and Equipment               Accumulated Depreciation
                                     ------------------------------               ------------------------
                                                              Year Ended  March 31,
                                 ---------------------------------------------------------------------------------
                                     1996         1995          1994          1996          1995          1994
                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at beginning of period   $44,926,639   $22,190,071   $         0   $   857,939   $    97,077   $         0
Additions during period:
   Improvements                   38,560,133    22,736,568    22,190,071
   Depreciation expense                                                      2,101,923       760,862        97,077
Reductions during period:
   Dispositions                            0             0             0                           0
                                 -----------   -----------   -----------   -----------   -----------   -----------

Balance at end of period         $83,486,772   $44,926,639   $22,190,071   $ 2,959,862   $   857,939   $    97,077
                                 ===========   ===========   ===========   ===========   ===========   ===========


At the time the Local Partnerships were acquired by Independence Tax Credit Plus II Limited Partnership, the entire purchase price paid by Independence Tax Credit Plus II Limited Partnership was pushed down to the Local Partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.