Form 10-Q
period 1996-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1996-08-14
CIK 907045

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996


                                       OR


  ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 33-37704


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                 13-3646846
- -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


625 Madison Avenue, New York, New York                                  10022
- ---------------------------------------                              ---------
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
Yes   X     No
   ------     -----

                                     PART I

Item 1.       Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                 June 30,         March 31,
                                                                                   1996             1996
                                                                               -----------        ----------

Property and equipment at cost, net of accumulated depreciation
   of $3,504,344 and $2,959,862, respectively                                  $80,153,120       $80,526,910
Construction in progress                                                        21,168,994        19,121,823
Cash and cash equivalents                                                       10,263,275        13,646,746
Cash held in escrow                                                              2,478,008         2,653,919
Deferred costs, net of accumulated amortization of $97,607 and
   $84,906, respectively                                                           552,330           544,330
Other assets                                                                       455,485           434,794
                                                                              ------------      ------------

   Total assets                                                               $115,071,212      $116,928,522
                                                                              ============      ============
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                                      $37,603,047       $37,687,695
   Construction loan payable                                                    21,108,649        18,214,849
   Accounts payable and other liabilities                                        4,270,875         5,569,729
   Due to local general partner and affiliates                                   3,796,579         6,565,952
   Due to general partner and affiliates                                            77,553            48,755
                                                                              ------------      ------------

   Total liabilities                                                            66,856,703        68,086,980
                                                                              ------------      ------------

Minority interest                                                                  669,968           750,595
                                                                              ------------      ------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (58,928 issued and outstanding)                             47,593,045        48,133,987
   General partner                                                                 (48,504)          (43,040)
                                                                              ------------      ------------

Total partners' capital                                                         47,544,541        48,090,947
                                                                              ------------      ------------

Total liabilities and partners' capital                                       $115,071,212      $116,928,522
                                                                              ============      ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended
                                                       June 30,
                                            ------------------------------
                                                 1996              1995*
                                            ------------      -------------

Revenues
   Rental income                            $  1,352,485      $  1,169,708
   Other income                                  116,399           227,464
                                            ------------      ------------
   Total revenues                              1,468,884         1,397,172
                                            ------------      ------------


Expenses

   General and administrative                    342,388           319,270
   General and administrative -
     related parties (Note 2)                     96,209           191,560
   Repairs and maintenance                       238,124           102,795
   Operating and other                           172,628           129,663
   Real estate taxes                             136,590           121,447
   Insurance                                     127,695            25,630
   Financial, principally interest               346,778           100,073
   Depreciation and amortization                 557,183           335,693
                                            ------------      ------------

   Total expenses                              2,017,595         1,326,131
                                            ------------      ------------

Net income (loss) before minority interest    $ (548,711)      $    71,041
                                            ------------      ------------

Minority interest in (income) loss of
     subsidiary partnerships                       2,305              (709)
                                            ------------      ------------

Net income (loss)                            $  (546,406)      $    70,332
                                            ============      ============
   Net income (loss)  - limited partners     $  (540,942)      $    69,629
                                            ============      ============
Weighted average number of BAC's
   outstanding                                    58,928            58,928
                                            ============      ============
Net income (loss) per weighted
   average BAC                               $     (9.18)      $      1.18
                                            ============      ============

* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)





                                       Total  Limited Partners General Partners
                                     --------  ---------------- ----------------


Partners' capital - April 1,  1996  $48,090,947   $48,133,987   $(43,040)

Net loss                               (546,406)     (540,942)    (5,464)
                                    -----------   -----------   --------

Partners' capital - June 30, 1996   $47,544,541   $47,593,045   $(48,504)
                                    ===========   ===========   ========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                                Three Months Ended June 30,
                                                                                --------------------------
                                                                                   1996          1995
                                                                                ----------   -------------

Cash flows from operating activities:

Net income (loss)                                                             $   (546,406)  $   70,332

Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                                   557,183      335,693
   Minority interest in income (loss) of subsidiaries                               (2,305)         709
   Decrease in accounts payable and other liabilities                           (1,298,854)    (657,631)
   Decrease in cash held in escrow                                                 119,018      246,484
   Increase in other assets                                                        (20,691)     (32,567)
   Increase in due to local general partners and affiliates                      1,003,877        2,489
   Decrease in due to local general partners and affiliates                     (1,341,458)    (111,302)
   Increase (decrease) in due to general partner and affiliates                     28,798     (125,430)
                                                                                ----------  -----------

Total adjustments                                                                 (954,432)    (341,555)
                                                                                ----------  -----------

   Net cash used in operating activities                                        (1,500,838)    (271,223)
                                                                                ----------  -----------

Cash flows used in investing activities:
   Acquisition of property and equipment                                          (170,692)  (7,912,008)
   Increase in construction in progress                                         (2,047,171)  (3,945,985)
   Decrease in cash held in escrow                                                  56,893      951,729
   Increase in deferred costs                                                            0      (29,559)
   Increase in due to local general partners and affiliates                              0      246,126
   Decrease in due to local general partners and affiliates                     (2,431,792)        (500)
   Decrease in due to general partners and affiliates                                    0       (2,632)
   Decrease in accounts payable and other liabilities                                    0   (1,768,227)
                                                                                ----------  -----------

   Net cash used in investing activities                                        (4,592,762) (12,461,056)
                                                                                ----------  -----------

Cash flows from financing activities:
   Proceeds from mortgage notes                                                    159,360      113,966
   Principal payments of mortgage notes                                           (244,008)     (19,084)
   Proceeds from construction loans                                              2,893,800    4,938,796
   Increase in deferred costs                                                      (20,701)      (4,375)
   Decrease in capitalization of consolidated subsidiaries
     attributable to minority interest                                             (78,322)           0
                                                                                ----------  -----------

   Net cash provided by financing activities                                     2,710,129    5,029,303
                                                                                ----------  -----------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (continued)
                                   (Unaudited)


                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                        1996         1995
                                                    -----------   ----------

Net decrease in cash and cash equivalents            (3,383,471)  (7,702,976)
Cash and cash equivalents at beginning of period     13,646,746   29,045,148
                                                    -----------   ----------

Cash and cash equivalents at end of period          $10,263,275  $21,342,172
                                                     =========== ===========


Supplemental disclosures of noncash
   investing activities:
   Capitalization of deferred acquisition costs     $         0  $   817,887

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)



NOTE 1  -    General

              Independence Tax Credit Plus L.P. II (the "Partnership") was organized on February 11, 1992, and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

              The Partnership's business is to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; together with Housing Tax Credits, "Tax Credits").

              The Partnership has invested in fifteen Local Partnerships as of June 30, 1996.

              The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of April 7, 1994 (the date on which the offering was terminated), the Partnership raised a total of $58,928,000 (before volume discounts of $2,000) representing 58,928 BACs.

              The terms of the Amended and Restated Agreement of the Limited Partnership provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

              The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

              All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $2,000 and $900 for the three months ended June 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -    General (continued)

             Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 30, 1996, the Partnership has not recorded and provisions for loss in impairment of assets or reduction to estimated fair value.

             Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

             The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of operations and its cash flows for the three months ended June 30, 1996 and 1995. However, the operating results for the three months ended June 30, 1996 may not be indicative of the results for the year.

NOTE 2  -     Related Party Transactions

              An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

              The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three months ended June 30, 1996 and 1995 were as follows:

                                                        Three Months Ended
                                                             June 30,
                                                    -------------------------
                                                      1996             1995
                                                    --------        ---------
              Partnership management fees (a)       $ 25,000        $ 135,921
              Expense reimbursement (b)               26,989           31,617
              Property management fees (c)            41,220           20,022
              Local administrative fee (d)             3,000            4,000
                                                    --------        ---------

                                                    $ 96,209        $ 191,560
                                                    ========        =========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Related Party Transactions (continued)

                  (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable only to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

                  (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

                  (c) Property management fees incurred by Local Partnerships amounted to $59,200 and $54,655 for the three months ended June 30, 1996 and 1995, respectively. Of these fees, $41,220 and $20,022 were incurred to affiliates of the subsidiary partnerships General Partners.

                  (d) Independence SLP, L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


NOTE 3 -      Commitments and Contingencies

              There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

              The Partnership's primary source of funds is the proceeds of its offering. Other sources of funds include interest earned on such proceeds which will be invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve. The offering terminated as of April 7, 1994. The Partnership has received $58,928,000 (including volume discounts of $2,000) in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $46,848,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

              As of June 30, 1996, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $8,320,000 remains to be paid (including approximately $1,243,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the three months ended June 30, 1996, approximately $1,320,000 was paid (none of which was released from escrow). Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the three months ended June 30, 1996.

              For the three months ended June 30, 1996, cash and cash equivalents decreased approximately $3,383,000 primarily due to cash used in operating activities ($1,501,000), an increase in construction in progress (2,047,000), a decrease in due to local general partners and affiliates relating to investing activities ($2,432,000) and acquisitions of property and equipment ($171,000) which exceeded proceeds from construction loans ($2,894,000). Included in the adjustments to reconcile the net loss to cash flow used in operations is depreciation and amortization of approximately $557,000.

              An original working capital reserve of approximately $1,473,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at June 30, 1996 and March 31, 1996 was $541,000 and $567,000 respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of June 30, 1996 and 1995, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BAC's holders.

              The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the break-even dates of each of the Local Partnerships.

               The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of June 30, 1996.

              The Partnership has also negotiated rent-up guaranty agreements in which the Local General Partners agreed to pay a liquidated damage if predetermined occupancy rates are not achieved.

              The development deficit, operating deficit and the rent-up guaranty agreements were negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

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

              The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

              For discussion of contingencies affecting certain subsidiary partnerships, see the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996. The resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

              Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in 15 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations
- ---------------------

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective April 1, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              As of June 30, 1996 and 1995, the Partnership had acquired an interest in fifteen Local Partnerships, fifteen and thirteen of which were consolidated, respectively.

               The Partnership's results of operations for the three months ended June 30, 1996 and 1995 consisted primarily of (1) approximately $71,000 and $162,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen and thirteen of fifteen consolidated Local Partnerships, respectively.

              During the three months ended June 30, 1996 and compared to 1995, rental income and all categories of expenses except general and administrative-related parties increased and the results of operations are not comparable due to the continued construction and rent up of properties. In addition, interest income will continue to decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $111,000 for the three months ended June 30, 1996 as compared to 1995, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. General and administrative - related parties decreased approximately $95,000 primarily due to a decrease in partnership management fees. For the three months ended June 30, 1996 and 1995, ten and one of the Partnership's fifteen and thirteen consolidated properties, respectively, had completed construction and were rented up in a previous fiscal quarter. Two and six of the properties had completed construction and were in various stages of rent up for the three months ended June 30, 1996 and 1995. As of the end of the three months ended June 30, 1996 and 1995, three and eight of the Partnership's fifteen and thirteen consolidated properties, respectively, were still under construction and five and nine of the properties, respectively, had construction loans with commitments for permanent financing.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  27       Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
                                   ----------



              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INDEPENDENCE TAX CREDIT PLUS L.P. II
                        ------------------------------------
                        (Registrant)


                       By:    RELATED INDEPENDENCE ASSOCIATES L.P., a General
                              Partner


                       By:    RELATED INDEPENDENCE ASSOCIATES INC., a General
                              Partner



Date:  August 13, 1996        By:   /s/ Alan Hirmes
                                    ---------------
                                    Alan P. Hirmes,
                                    Vice President



Date:  August 13, 1996        By:   /s/ Lawrence J. Lipton
                                    ----------------------
                                    Lawrence J. Lipton,
                                    Treasurer
                                    (principal financial and accounting officer)