Form 10-Q
period 1996-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1996-11-13
CIK 907045

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


                         Commission File Number 33-37704


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                     13-3646846
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                                 10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

                                     PART I

Item 1.       Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                              September 30,      March 31,
                                                                                  1996            1996

Property and equipment at cost, net of accumulated depreciation
   of $4,274,788 and $2,959,862, respectively                                  $84,824,596       $80,526,910
Construction in progress                                                        17,753,201        19,121,823
Cash and cash equivalents                                                        8,101,607        13,646,746
Cash held in escrow                                                              2,991,365         2,653,919
Deferred costs, net of accumulated amortization of $113,671 and
   $84,906, respectively                                                           528,904           544,330
Other assets                                                                       388,901           434,794
                                                                              ------------      ------------

   Total assets                                                               $114,588,574      $116,928,522
                                                                              ============      ============
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                                                      $41,724,602       $37,687,695
   Construction loan payable                                                    17,834,220        18,214,849
   Accounts payable and other liabilities                                        3,982,241         5,569,729
   Due to local general partners and affiliates                                  3,617,803         6,565,952
   Due to general partner and affiliates                                           111,078            48,755
                                                                              ------------      ------------

   Total liabilities                                                            67,269,944        68,086,980
                                                                              ------------      ------------

Minority interest                                                                  574,082           750,595
                                                                              ------------      ------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (58,928 BACs issued and outstanding)                        46,801,052        48,133,987
   General partner                                                                 (56,504)          (43,040)
                                                                              ------------      ------------

Total partners' capital                                                         46,744,548        48,090,947
                                                                              ------------      ------------

Total liabilities and partners' capital                                       $114,588,574      $116,928,522
                                                                              ============      ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                    September 30,                       September 30,
                                            -----------------------------     ------------------------------
                                               1996              1995             1996              1995
                                            -----------       -----------     ------------       -----------

Revenues
   Rental income                            $ 1,459,663       $ 1,088,067      $ 2,812,148       $ 2,004,091
   Other income                                  87,915           163,498          204,314           644,646
                                            -----------       -----------     ------------       -----------

   Total revenues                             1,547,578         1,251,565        3,016,462         2,648,737
                                            -----------       -----------     ------------       -----------

Expenses

   General and administrative                   397,732           550,251          740,120           869,521
   General and administrative -
     related parties (Note 2)                   101,339           209,775          197,548           401,335
   Repairs and maintenance                      284,528           187,133          522,652           289,928
   Operating and other                          153,234           118,620          325,862           248,283
   Real estate taxes                            203,269           207,513          339,859           328,960
   Insurance                                     84,116            17,368          211,811            42,998
   Financial, principally interest              339,443           311,093          686,221           411,166
   Depreciation and amortization                786,796           338,232        1,343,979           673,925
                                            -----------       -----------     ------------       -----------

   Total expenses                             2,350,457         1,939,985        4,368,052         3,266,116
                                            -----------       -----------     ------------       -----------

Net loss before minority interest              (802,879)         (688,420)      (1,351,590)         (617,379)

Minority interest in loss of
     subsidiary partnerships                      2,886             3,455            5,191             2,746
                                            -----------       -----------     ------------       -----------

Net loss                                    $  (799,993)      $  (684,965)    $ (1,346,399)      $  (614,633)
                                            ===========       ===========     ============       ===========
Net loss  - limited partners                $  (791,993)      $  (678,115)    $ (1,332,935)      $  (608,487)
                                            ===========       ===========     ============       ===========
Number of BAC's outstanding                      58,928            58,928           58,928            58,928
                                            ===========       ===========     ============       ===========
Net loss per BAC                            $    (13.44)      $    (11.51)    $     (22.62)      $    (10.33)
                                            ===========       ===========     ============       ===========



See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                   (Unaudited)





                                                               Total       Limited Partners     General Partner


Partners' capital - April 1,  1996                          $48,090,947       $48,133,987        $     (43,040)

Net loss                                                     (1,346,399)       (1,332,935)             (13,464)
                                                            -----------       -----------         ------------

Partners' capital - September 30, 1996                      $46,744,548       $46,801,052         $    (56,504)
                                                            ===========       ===========         ============












See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                               Six Months Ended September 30,
                                                                               -----------------------------
                                                                                  1996             1995
                                                                               -----------       -----------

Cash flows from operating activities:

Net loss                                                                       $(1,346,399)      $  (614,633)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                 1,343,979           673,925
   Minority interest in loss of subsidiaries                                        (5,191)           (2,746)
   Decrease in accounts payable and other liabilities                           (1,138,761)         (321,769)
   (Increase) decrease in cash held in escrow                                      (77,827)        1,051,359
   Decrease in other assets                                                         45,893            18,212
   Increase in due to local general partners and affiliates                      1,040,656           198,308
   Decrease in due to local general partners and affiliates                     (1,354,422)         (857,419)
   Increase (decrease) in due to general partner and affiliates                     62,323           (41,117)
                                                                               -----------       -----------

Total adjustments                                                                  (83,350)          718,753
                                                                               -----------       -----------

   Net cash (used in) provided by operating activities                          (1,429,749)          104,120
                                                                               -----------       -----------

Cash flows used in investing activities:
   Acquisition of property and equipment                                          (242,828)       (1,521,550)
   Increase in construction in progress                                         (4,001,162)      (14,565,802)
   (Increase) decrease in cash held in escrow                                     (259,619)          535,275
   Increase in deferred costs                                                            0           (29,559)
   Increase in due to local general partners and affiliates                              0           161,254
   Decrease in due to local general partners and affiliates                     (2,634,383)         (608,137)
   Decrease in accounts payable and other liabilities                             (448,727)       (1,141,710)
                                                                               -----------       -----------

   Net cash used in investing activities                                        (7,586,719)      (17,170,229)
                                                                               -----------       -----------

Cash flows from financing activities:
   Proceeds from mortgage notes                                                    159,360           942,885
   Principal payments of mortgage notes                                         (1,148,075)         (147,931)
   Proceeds from construction loans                                              4,644,993         9,137,925
   Increase in deferred costs                                                      (13,627)           (5,000)
   Increase in due to general partner and affiliates                                     0            26,342
   (Decrease) increase in capitalization of consolidated subsidiaries
     attributable to minority interest                                            (171,322)           26,296
                                                                               -----------       -----------

   Net cash provided by financing activities                                     3,471,329         9,980,517
                                                                               -----------       -----------



See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (continued)
                                   (Unaudited)


                                                                               Six Months Ended September 30,
                                                                               ------------------------------
                                                                                  1996               1995
                                                                               -----------       ------------

Net decrease in cash and cash equivalents                                       (5,545,139)       (7,085,592)
Cash and cash equivalents at beginning of period                                13,646,746        29,045,148
                                                                                ----------       -----------

Cash and cash equivalents at end of period                                      $8,101,607       $21,959,556
                                                                                ==========       ===========


Supplemental disclosure of noncash investing and financing activities:
   Capitalization of deferred acquisition costs                                 $        0       $   817,887

   Property and equipment reclassified from construction in progress             5,369,784        13,200,586

   Conversion of construction notes payable to mortgage notes payable            5,025,622                 0

















See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

              As of September 30, 1996, the Partnership has acquired an interest in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

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

              The Partnership's fiscal quarter ends September 30. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30.

              All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

              Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

              Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $1,000 and $7,000 and $1,000 for the three and six months ended September 30, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

              In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -    General (continued)

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

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

              The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, the results of operations for the three and six months ended September 30, 1996 and 1995 and changes in cash flows for the six months ended September 30, 1996 and 1995. However, the operating results for the six months ended September 30, 1996 may not be indicative of the results for the year.

NOTE 2  -     Related Party Transactions

              An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

              The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and six months ended September 30, 1996 and 1995 were as follows:

                                                    Three Months Ended                Six Months Ended
                                                     September 30,                       September 30,
                                             -----------------------------      ----------------------------
                                                 1996              1995              1996            1995
                                             -----------        ----------      ----------         ---------
              Partnership management
                fees (a)                     $   25,000         $ 135,921       $   50,000         $ 271,842
              Expense reimbursement (b)          23,627            13,927           50,616            45,544
              Property management fees (c)       49,712            55,927           90,932            75,949
              Local administrative fee (d)        3,000             4,000            6,000             8,000
                                              ---------         ---------        ---------         ---------

                                              $ 101,339         $ 209,775        $ 197,548         $ 401,335
                                              =========         =========        =========         =========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -     Related Party Transactions (continued)

                  (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $77,000 and $27,000 were accrued and unpaid as of September 30, 1996 and March 31, 1996, respectively.

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

                  (c) Property management fees incurred by Local Partnerships amounted to $117,431 and $86,393 and $176,631 and $141,048 for the three and six months ended September 30, 1996 and 1995, respectively. Of these fees, $49,712 and $55,927 and $90,932 and $75,949 were incurred to affiliates of the subsidiary partnerships' General Partners.

                  (d) Independence SLP, L.P., a limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.


NOTE 3 -      Commitments and Contingencies

              There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

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

              As of September 30, 1996, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $7,908,000 remains to be paid (including approximately $1,468,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the six months ended September 30, 1996, approximately $1,732,000 was paid to Local Partnerships, none of which was released from escrow. An additional $225,000 was placed into escrow for purchase price payments during the six months ended September 30, 1996. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the six months ended September 30, 1996.

              For the six months ended September 30, 1996, cash and cash equivalents for the Partnership and its fifteen consolidated properties decreased approximately $5,545,000 primarily due to cash used in operating activities ($1,430,000), an increase in construction in progress ($4,001,000), a decrease in due to local general partners and affiliates ($2,634,000), acquisitions of property and equipment ($243,000), an increase in cash held in escrow ($260,000), a decrease in accounts payable and other liabilities ($449,000) and distributions to Local General Partners of ($176,000) which exceeded proceeds from mortgage and construction loans ($3,656,000). Included in the adjustments to reconcile the net loss to cash flow used in operations is depreciation and amortization of approximately $1,344,000.

              A working capital reserve in the original amount of approximately $1,473,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at September 30, 1996 and March 31, 1996 was approximately $518,000 and $567,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of September 30, 1996, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BAC's holders.

              The Partnership has negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners have agreed to fund development deficits through the break-even dates of each of the Local Partnerships.

              The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of September 30, 1996.

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

              For discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. The resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

              Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.


Results of Operations
---------------------

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

              Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through September 30, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

              As of both September 30, 1996 and 1995, the Partnership had acquired an interest in fifteen Local Partnerships, all of which were consolidated.

              The Partnership's results of operations for the three and six months ended September 30, 1996 and 1995 consisted primarily of (1) approximately $54,000 and $113,000 and $124,000 and $266,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen of fifteen and ten of fifteen consolidated Local Partnerships, respectively.

              For the three and six months ended September 30, 1996 as compared to 1995, rental income and all categories of expenses except general and administrative and general and administrative-related parties increased and the results of operations are not comparable due to the continued construction and rent up of properties. In addition, interest income will continue to decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $76,000 and $440,000 for the three and six months ended September 30, 1996 as compared to 1995, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. General and administrative expenses decreased approximately $153,000 and $129,000 for the three and six months ended September 30, 1996 as compared to 1995, primarily due to legal costs incurred during the second quarter of 1995 relating to the Martha Bryant settlement of litigation. General and administrative-related parties decreased approximately $108,000 and $204,000 for the three and six months ended September 30, 1996 as compared to 1995, primarily due to decreases in partnership management fees.

              For the three months ended September 30, 1996 and 1995, zero and one of the Partnership's fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, two and one of the properties had completed construction in a previous fiscal quarter, and were in various stages of rent up for the three months. Also, ten and six of the properties had completed construction and were rented up in a previous fiscal quarter. For the six months ended September 30, 1996 and 1995, two and five of the Partnership's fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, zero and two of the properties had completed construction in a previous fiscal year, and were in various stages of rent up for the six months. Also, ten and one of the properties had completed construction and were fully rented up in a previous fiscal year. As of the end of the three and six months ended September 30, 1996 and 1995, three and seven of the Partnership's fifteen consolidated properties, respectively, were still under construction and four and ten of the properties, respectively, had construction loans with commitments for permanent financing as of September 30, 1996 and 1995.

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


                                  INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


                                  By:    RELATED INDEPENDENCE ASSOCIATES L.P.,
                                         a General Partner


                                  By:    RELATED INDEPENDENCE ASSOCIATES INC.,
                                         a General Partner



Date: November 13, 1996                  By:   /s/ Alan P. Hirmes
                                               ------------------
                                               Alan P. Hirmes,
                                               Vice President
                                               (principal financial officer)



Date: November 13, 1996                  By:   /s/ Richard A. Palermo
                                               ----------------------
                                               Richard A. Palermo,
                                               Treasurer
                                               (principal accounting officer)