Form 10-Q
period 1996-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1997-02-14
CIK 907045

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)


  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1996


                                       OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934



                         Commission File Number 33-37704



                       INDEPENDENCE TAX CREDIT PLUS L.P.II
             (Exact name of registrant as specified in its charter)



          Delaware                                 13-3646846
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)


625 Madison Avenue, New York, New York               10022
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                =============     =============
                                                 December 31,        March 31,
                                                     1996              1996
                                                -------------     -------------
ASSETS

Property and equipment at cost,
   net of accumulated depreciation
   of $5,081,390 and $2,959,862,
   respectively                                 $  92,728,119     $  80,526,910
Construction in progress                           10,184,184        19,121,823
Cash and cash equivalents                           8,265,676        13,646,746
Cash held in escrow                                 2,966,631         2,653,919
Deferred costs, net of accumulated
   amortization of $129,078 and
   $84,906, respectively                              513,743           544,330
Other assets                                          558,137           434,794
                                                -------------     -------------
   Total assets                                 $ 115,216,490     $ 116,928,522
                                                =============     =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                       $  41,643,369     $  37,687,695
   Construction loan payable                       19,468,692        18,214,849
   Accounts payable and other
     liabilities                                    4,259,788         5,569,729
   Due to local general partners and
     affiliates                                     3,425,554         6,565,952
   Due to general partner and
     affiliates                                       150,156            48,755
                                                -------------     -------------
   Total liabilities                               68,947,559        68,086,980
                                                -------------     -------------

Minority interest                                     578,116           750,595
                                                -------------     -------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (58,928 BACs
     issued and outstanding)                       45,757,856        48,133,987
   General partner                                    (67,041)          (43,040)
                                                -------------     -------------
Total partners' capital                            45,690,815        48,090,947
                                                -------------     -------------
Total liabilities and
  partners' capital                             $ 115,216,490     $ 116,928,522
                                                =============     =============



           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                       ==========================    ==========================
                            Three Months Ended            Nine Months Ended
                               December 31,                  December 31,
                       --------------------------    --------------------------
                           1996           1995*          1996           1995*
                       --------------------------    --------------------------
Revenues
 Rental income         $ 1,599,435    $ 1,212,930    $ 4,411,583    $ 3,470,705
 Other income               88,405        171,931        292,719        562,893
                       -----------    -----------    -----------    -----------
 Total revenues          1,687,840      1,384,861      4,704,302      4,033,598
                       -----------    -----------    -----------    -----------
Expenses
 General and
  administrative           333,951        391,988      1,074,071      1,261,509
 General and
  administrative-
  related parties
  (Note 2)                 124,719        215,048        322,267        616,383
 Repairs and
  maintenance              426,641        266,412        949,293        556,340
 Operating and
  other                    202,991         81,747        528,853        330,030
 Real estate taxes          51,410        150,461        391,269        396,341
 Insurance                 101,849         98,173        313,660        224,251
 Financial,
  principally
  interest                 678,797        413,187      1,365,018        824,353
 Depreciation and
  amortization             822,181        386,698      2,166,160      1,060,623
                       -----------    -----------    -----------    -----------
 Total expenses          2,742,539      2,003,714      7,110,591      5,269,830
                       -----------    -----------    -----------    -----------
Net loss before
 minority
 interest               (1,054,699)      (618,853)    (2,406,289)    (1,236,232)
Minority interest in
 (income)loss of
 subsidiary
 partnerships                  966         (1,026)         6,157          1,720
                       -----------    -----------    -----------    -----------
Net loss               $(1,053,733)   $  (619,879)   $(2,400,132)   $(1,234,512)
                       ===========    ===========    ===========    ===========
Net loss-
 limited
 partners              $(1,043,196)   $  (613,680)   $(2,376,131)   $(1,222,167)
                       ===========    ===========    ===========    ===========
Number of BAC's
 outstanding                58,928         58,928         58,928         58,928
                       ===========    ===========    ===========    ===========
Net loss per
 BAC                   $    (17.70)   $    (10.41)   $    (40.32)   $    (20.74)
                       ===========    ===========    ===========    ===========


*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                         ============================================
                                            Limited         General
                              Total         Partners        Partner
                         --------------------------------------------
Partners' capital -
 April 1, 1996           $ 48,090,947    $ 48,133,987    $    (43,040)
Net loss                   (2,400,132)     (2,376,131)        (24,001)
                         ------------    ------------    ------------
Partners' capital -
 December 31,
 1996                    $ 45,690,815    $ 45,757,856    $    (67,041)
                         ============    ============    ============



           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)



                                                  =============================
                                                        Nine Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      1996             1995
                                                  -----------------------------
Cash flows from operating activities:

Net loss                                          $ (2,400,132)    $ (1,234,512)

Adjustments to reconcile net loss to
   net cash used in
   operating activities:
   Depreciation and amortization                     2,166,160        1,060,623
   Minority interest in loss
     of subsidiaries                                    (6,157)          (1,720)
   (Decrease) increase in accounts
     payable and other liabilities                  (1,309,941)         121,640
   (Increase) decrease in cash held
     in escrow                                         (13,027)       1,268,086
   Increase in other assets                           (123,343)         (49,652)
   Increase in due to local general
     partners and affiliates                         1,048,588            3,799
   Decrease in due to local general
     partners and affiliates                        (1,360,360)      (1,158,884)
   Increase (decrease) in due to
     general partner and affiliates                    101,401          (23,115)
                                                  ------------     ------------
Total adjustments                                      503,321        1,220,777
                                                  ------------     ------------
   Net cash used in
     operating activities                           (1,896,811)         (13,735)
                                                  ------------     ------------

Cash flows used in investing activities:
   Acquisition of property and
     equipment                                        (728,926)      (2,383,003)
   Increase in construction in progress             (4,656,172)     (24,300,915)
   (Increase) decrease in cash held in
     escrow                                           (299,685)       1,680,984
   Increase in deferred costs                          (14,045)         (13,420)
   Increase in due to local general
     partners and affiliates                                 0        1,093,118
   Decrease in due to local general
     partners and affiliates                        (2,828,626)      (1,463,834)
   Decrease in accounts payable and
     other liabilities                                       0       (1,349,270)
                                                  ------------     ------------
   Net cash used in investing activities            (8,527,454)     (26,736,340)
                                                  ------------     ------------


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)



                                                 ==============================
                                                        Nine Months Ended
                                                           December 31,
                                                 ------------------------------
                                                      1996             1995
                                                 ------------------------------

Cash flows from financing activities:
   Proceeds from mortgage notes                       159,360         2,447,207
   Principal payments of mortgage
     notes                                         (1,229,308)         (211,197)
   Proceeds from construction loans                 6,279,465        12,531,142
   Increase in due to general
     partner and affiliates                                 0            26,342
   Decrease in capitalization
     of consolidated subsidiaries
     attributable to minority interest               (166,322)         (224,216)
                                                 ------------      ------------
   Net cash provided by financing
     activities                                     5,043,195        14,569,278
                                                 ------------      ------------
Net decrease in cash and
   cash equivalents                                (5,381,070)      (12,180,797)
Cash and cash equivalents at
   beginning of period                             13,646,746        29,045,148
                                                 ------------      ------------
Cash and cash equivalents at
   end of period                                 $  8,265,676      $ 16,864,351
                                                 ============      ============

Supplemental disclosure of noncash
   investing and financing activities:
   Capitalization of deferred
     acquisition costs                           $          0      $    817,887
   Property and equipment reclassified
     from construction in progress                 13,593,811        20,012,617
   Conversion of construction notes
     payable to mortgage notes payable              5,025,622         6,279,831






           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)


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

As of December 31, 1996, the Partnership has acquired an interest in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships.

The terms of the Amended and Restated Agreement of the Limited Partnership provide, among other things, that, net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the General Partner.

The Partnership's fiscal quarter ends December 31. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)



Note 1 - General (continued)

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $9,000 and $6,000 and $16,000 and $7,000 for the three and nine months ended December 31, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.
Through December 31, 1996, the Partnership has not recorded any

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)


Note 1 - General (continued)

provisions for loss on impairment of assets or reduction to estimated fair value.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Partnership's Annual Report on Form 10-K for the period ended March 31, 1996.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1996, the results of operations for the three and nine months ended December 31, 1996 and 1995 and changes in cash flows for the nine months ended December 31, 1996 and 1995. However, the operating results for the nine months ended December 31, 1996 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner, in each of the Local Partnerships.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)



Note 2 - Related Party Transactions (continued)

The General Partner and its affiliates perform services for the Partnership. The costs incurred to related parties for the three and nine months ended December 31, 1996 and 1995 were as follows:

                                Three Months Ended          Nine Months Ended
                                   December 31,                December 31,
                                1996          1995          1996          1995
                              --------      --------      --------      --------
Partnership
 management
 fees (a)                     $ 25,000      $137,708      $ 75,000      $409,550
Expense
 reimburse-
 ment (b)                       39,405        25,818        90,021        71,362
Property
 management
 fees (c)                       57,314        48,522       148,246       124,471
Local adminis-
 trative fee (d)                 3,000         3,000         9,000        11,000
                              --------      --------      --------      --------
                              $124,719      $215,048      $322,267      $616,383
                              ========      ========      ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $ 102,000 and $27,000 were accrued and unpaid as of December 31, 1996 and March 31, 1996, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1996
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

affiliate of the General Partners performs asset monitoring for the Partnership.
These   services   include  site  visits  and   evaluations  of  the  subsidiary
partnerships' performance.

(c) Property management fees incurred by Local Partnerships amounted to $102,848 and $78,524 and $279,479 and $219,572 for the three and nine months ended December 31, 1996 and 1995, respectively. Of these fees, $57,314 and $48,522 and $148,246 and $124,471 were incurred to affiliates of the subsidiary partnerships' General Partners.

(d) Independence SLP, L.P., a special limited partner of the subsidiary partnerships is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

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

As of December 31, 1996, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $4,579,000 remains to be paid (including approximately $1,468,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the nine months ended December 31, 1996, approximately $5,061,000 was paid to Local Partnerships, none of which was released from escrow. An additional $225,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1996. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the nine months ended December 31, 1996.

For the nine months ended December 31, 1996, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships decreased approximately $5,381,000 primarily due to cash used in operating activities ($1,897,000), an increase in construction in progress ($4,656,000), a decrease in due to local general partners and affiliates relating to investing activities ($2,829,000), acquisitions of property and equipment ($729,000), an increase in cash held in escrow relating to investing activities ($300,000) and an increase in capitalization of consolidated subsidiaries attributable to minority interest ($166,000) which exceeded proceeds from mortgage and construction loans ($5,210,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $2,166,000.

A working capital reserve in the original amount of approximately $1,473,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. The working capital reserve at December 31, 1996 and March 31, 1996 was approximately $495,000 and $567,000, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partners believe that these reserves, plus any cash distributions received from the operations of the Local Partnerships will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. As of December 31, 1996, there have been no cash distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BAC's holders.

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

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through December 31, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

As of both December 31, 1996 and 1995, the Partnership had acquired an interest in fifteen Local Partnerships, all of which were consolidated.

The Partnership's results of operations for the three and nine months ended December 31, 1996 and 1995 consisted primarily of (1) approximately $48,000 and $100,000 and $172,000 and $366,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fourteen of fifteen and ten of fifteen consolidated Local Partnerships, respectively.

For the three and nine months ended December 31, 1996 as compared to 1995, rental income and all categories of expenses except general and administrative, general and administrative-related parties and real estate taxes increased and the results of operations are not comparable due to the continued construction and rent up of properties. In addition, interest income will continue to decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $84,000 and $270,000 for the three and nine months ended December 31, 1996 as compared to 1995, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. General and administrative expenses decreased approximately $58,000 and $187,000 for the three and nine months ended December 31, 1996 as compared to 1995, primarily due to legal costs incurred during 1995 relating to the Martha Bryant settlement of litigation. General and administrative-related parties decreased approximately $90,000 and $294,000 for the three and nine months ended December 31, 1996 as compared to 1995, pri-marily due to decreases in partnership management fees. Real estate taxes decreased approximately $99,000 and $5,000 for the three and nine months ended December 31, 1996 as compared to 1995, primarily due to a reduction in the tax assessment at one Local Partnership for which the adjustment was made in the third quarter of 1995.

For the three months ended December 31, 1996 and 1995, zero and one of the Partnership's fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, two and two of the properties had completed construction in a previous fiscal quarter, and were in various stages of rent up for the three months. Also, ten and six of the properties had completed construction and were rented up in a previous fiscal quarter. For the nine months ended December 31, 1996 and 1995, two and six of the Partnership's fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, zero and two of the properties had completed construction in a previous fiscal year, and were in various stages of rent up for the nine months. Also, ten and one of the properties had completed construction and were fully rented up in a previous fiscal year. As of the end of the three and nine months ended December 31, 1996 and 1995, three and six of the Partnership's fifteen consolidated properties, respectively, were still under construction and four and eight of the properties, respectively, had construction loans with commitments for permanent financing as of December 31, 1996 and 1995.

        PART II.  OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              (27)  Financial Data Schedule (filed herewith).

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


                        INDEPENDENCE TAX CREDIT PLUS L.P. II
                        ------------------------------------
                                    (Registrant)


                               By: RELATED INDEPENDENCE
                                   ASSOCIATES L.P., a General Partner

                               By: RELATED INDEPENDENCE
                                   ASSOCIATES INC., a General Partner


Date: February 13, 1997

                                   By:  /s/ Alan P. Hirmes
                                        ------------------------
                                        Alan P. Hirmes,
                                        Vice President
                                        (principal financial officer)

Date: February 13, 1997

                                   By:  /s/ Richard A. Palermo
                                        ------------------------
                                        Richard A. Palermo,
                                        Treasurer
                                        (principal accounting officer)