Form 10-K
period 1997-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1997-06-30
CIK 907045

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1997
                                      OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page 80

                                    PART I

Item 1.    Business.

General
-------

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

          On January 19, 1993, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"), managed by Related Equities Corporation (the "Dealer Manager"), pursuant to a prospectus dated January 19, 1993, (the "Prospectus").

          As of March 31, 1997 the Partnership has received $58,928,000 of Gross Proceeds of the Offering from 3,855 investors ("BACs holders"). The Offering was terminated on April 7, 1994.

          The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1997 the Partnership acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 1997, approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $4,267,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2, Properties, below.

          The Partnership has been formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits . The investment objectives of the Partnership are described below.

          1. Entitle qualified BACs holders to Housing Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

          One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period . Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the partnership has acquired an interest has suffered an event of recapture.

          There can be no assurance that the Partnership will achieve its investment objectives as described above.

          HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt in properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

          Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

          The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 34% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable the U.S. Department of Housing and Urban Development ("HUD")to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition
-----------

          The real estate business is highly competitive and substantially all of the properties acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. The Partnership will compete in the acquisition of properties with many other entities engaged in real estate investment activities, some of which have greater assets than the Partnership. In addition, the number of entities and the amount available for investment in properties of a type suitable for investment by the Partnership may increase, resulting in increased competition for such investments and possible increases in the prices to be paid. In addition, various other limited partnerships may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

Employees
---------

          The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and their affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.   Properties.

          The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 1997. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14.
Schedule III.

                          Local Partnership Schedule
                          --------------------------

                                                                      Percentage of Units Occupied at May 1,
Name and Location                                            ---------------------------------------------------
(Number of Units)                  Date Acquired             1997         1996        1995      1994        1993
-----------------                  -------------             ----         ----        ----      ----        ----
Lincoln Renaissance
Reading, PA (52)                   April 1993                 100%          98%        100%        0%(1)       0%*

United Germano-Millgate
   Limited Partnership
   Chicago, IL (350)               October 1993                98%          98%         98%       64%*(1)

Mansion Court Associates
   Philadelphia, PA (30)           November 1993               93%         100%        100%       47%(1)

Derby Run Associates, L.P.
   Hampton, VA (160)               February 1994               94%          95%         96%        0%*

Renaissance Plaza '93
   Associates , L.P.
   Baltimore, MD (95)              February 1994               99%          98%         83%(1)     0%*

Tasker Village Associates
   Philadelphia, PA (28)           May 1994                    93%         100%          0%(1)     0%*

Martha Bryant Manor, L.P.
   Los Angeles, CA (77)            September 1994              92%           0%*         0%*

Colden Oaks
   Limited Partnership
   Los Angeles, CA (38)            September 1994              95%          97%        100%

Brynview Terrace, L.P.
   Los Angeles, CA (8)             September 1994             100%           0%*         0%*

NLEDC, L.P.
   Los Angeles, CA (43)            September 1994              93%          93%          0%*

Creative Choice
   Homes VI, Ltd.
   Miami, FL (102)                 September 1994              98%          98%          0%*

P&P Homes for the Elderly, L.P.
   Los Angeles, CA (107)           September 1994              68%(1)        0%*         0%*




                                                                      Percentage of Units Occupied at May 1,
Name and Location                                            ---------------------------------------------------
(Number of Units)                  Date Acquired             1997         1996        1995      1994        1993
-----------------                  -------------             ----         ----        ----      ----        ----

Clear Horizons
   Limited Partnership
   Shreveport, LA (84)             December 1994               93%          95%        100%

Neptune Venture, L.P.
   Neptune Township, NJ (99)       April 1995                 100%         35%(1)

Affordable Green Associates L.P.
   New York, NY (41)               April 1995                 100%         100%

*Properties still in construction phase

(1)  Properties are in rent-up phase.

          The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD, through FHA, administers a variety of subsidies for low- and moderate-income housing. FHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies, and (iii) reduction of mortgage interest payments.

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

Item 3.   Legal Proceedings.

          This information is incorporated by reference to the discussion of Clear Horizons in the Results of Operations of Certain Local Partnerships contained in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

          As of March 31, 1997, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

          As of March 31, 1997 the Partnership has approximately 3,855 registered holders of an aggregate of 58,928 BACs.

          All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

          There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

          The Partnership has made no distributions to the BACs holders as of March 31, 1997. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

          There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 6.   Selected Financial Data.

          The information set forth below presents selected financial data of the Partnership. There were no operations prior to commencement of the Offering of BACs on January 19, 1993 through the year ended March 31, 1993. Additional financial information is set forth in the audited financial statements in Item 8 hereof.


OPERATIONS                                    Year Ended March 31,
----------                --------------------------------------------------------
                               1997           1996           1995          1994
                          ------------   ------------   ------------   -----------
Revenues                  $  6,663,351   $  5,325,045   $  2,433,861   $   643,475

Operating expenses          10,687,879      8,277,953      3,634,184       911,326
                          ------------   ------------   ------------   -----------

Loss before minority
  interest                  (4,024,528)    (2,952,908)    (1,200,323)     (267,851)

Minority interest in loss
   of subsidiaries               8,916          8,519          7,106         1,404
                          ------------   ------------   ------------   -----------

Net loss                  $ (4,015,612)  $ (2,944,389)  $ (1,193,217)  $  (266,447)
                          ============   ============   ============   ===========

Net loss per weighted
   average BAC            $     (67.46)  $     (49.47)  $     (20.06)  $     (7.69)
                          ============   ============   ============   ===========


FINANCIAL POSITION                                         March 31,
------------------        ---------------------------------------------------------------------
                               1997           1996           1995          1994         1993
                          ------------   ------------   ------------   -----------   ----------
Total assets              $112,831,500   $116,928,522   $104,107,965   $69,285,916   $5,385,138
                          ============   ============   ============   ===========   ==========

Total liabilities         $ 68,438,976   $ 68,086,980   $ 52,049,809   $17,077,396   $  829,838
                          ============   ============   ============   ===========   ==========

Minority interest         $    317,189   $    750,595   $  1,022,820   $   859,064   $        0
                          ============   ============   ============   ===========   ==========

Total partners' capital   $ 44,075,335   $ 48,090,947   $ 51,035,336   $51,349,456   $4,555,300
                          ============   ============   ============   ===========   ==========

          During the year ended March 31, 1997, total assets decreased primarily due to a decrease in cash and cash equivalents resulting from construction in progress and acquisitions of property and equipment in excess of net proceeds from mortgage and construction loans and also the repayments of amounts due to local general partners and affiliates. This decrease in cash and cash equivalents was partially offset by the increase in construction in progress and acquisitions of property and equipment net of depreciation. During the years ended March 31, 1996, 1995 and 1994, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. Property and equipment increased approximately $37,000,000, $22,000,000 and $22,000,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Construction in progress decreased approximately $4,000,000 for the year ended March 31, 1996 and increased approximately $19,000,000 and $5,000,000 for the years ended March 31, 1995 and 1994, respectively. Mortgage notes increased approximately $16,000,000, $9,000,000 and $12,000,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Construction notes increased approximately $18,000,000 and $1,000,000 for the years ended March 31, 1995 and 1994, respectively. Due to local general partners and affiliates increased approximately $6,000,000 and $1,000,000 for the years ended March 31, 1995 and 1994, respectively (Note 8). For the year ended March 31, 1996, the increase in property and equipment and construction in progress was partially funded by capital contributions made to the Local Partnerships resulting in a decrease in cash and cash equivalents. For the year ended March 31, 1993, there was also an increase in assets due to capital contributions which were not fully expended. For the year ended March 31, 1996, minority interest decreased due to distributions received by the local general partners. Minority interest increased due to capital contributions from local general partners for the years ended March 31, 1995 and 1994.

Cash Distributions
------------------

          The Partnership has made no distributions to the BACs holders as of March 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

          The Partnership's primary source of funds was the proceeds of its offering. Other sources of funds include interest earned on such proceeds which were invested in tax-exempt money market instruments pending acquisition of Local Partnerships and a working capital reserve. The offering terminated as of April 7, 1994. The Partnership has received $58,928,000 (including volume discounts of $2,000) in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $46,848,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

          As of March 31, 1997, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $4,267,000 remains to be paid (including approximately $1,232,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 1997, approximately $5,136,000 was paid (of which approximately $237,000 was released from escrow). An additional $225,000 was placed into escrow for purchase price payments during the year ended March 31, 1997. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the year ended March 31, 1997.

          For the Fiscal Year ended March 31, 1997, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships decreased approximately $9,025,000 primarily due to cash used in operating activities ($1,757,000), an increase in construction in progress ($7,548,000), a net decrease in due to local general partners and affiliates ($3,035,000), acquisitions of property and equipment (88,000), an increase in deferred costs ($146,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($424,000) which exceeded net proceeds from mortgage and construction loans ($3,960,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $3,061,000.

          An original working capital reserve of approximately $1,473,000 (2.5% of gross equity) has been established from the Partnership's funds available for investment. At March 31, 1997, approximately $493,000 of this reserve remains unused. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 1997, 1996 and 1995, respectively, amounts received from operations of the Local Partnerships were approximately $0, $16,000 and $0. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

          The Partnership had negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners had agreed to fund development deficits through the breakeven dates of each of the Local Partnerships, most of which were unlimited or in an unspecified amount. As of March 31, 1997 and 1996, $59,035 and $59,035 had been funded under the Development Deficit Guaranty Agreements. Although all development deficit guarantees have expired as of March 31, 1997, management does not expect a material impact on liquidity, based on prior years' fundings.

          The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of March 31, 1997. As of March 31, 1997 and 1996, 193,032 and $187,614 has been funded under the Operating Deficit Guaranty agreements. All current operating deficit guarantees expire within the next three years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

          In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of unexpired Rent-Up Guarantees for the Local Partnerships is approximately $700,000 as of March 31, 1997. All rent-up deficit guarantees expire within the next three years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

          The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements, and Development Deficit Guaranty Agreements are negotiated to protect the Partnership's interest in the Local Partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

          Partnership management fees owed to the General Partner amounting to approximately $115,000 and $27,000 were accrued and unpaid as of March 31, 1997 and March 31, 1996, respectively.

          HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments, and an attendant reduction in debt in properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 payments would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market" that is revalued in light of the reduced income stream.

          Several industry sources have commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

          For discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before expiration of the credit period.

          Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in 15 Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining tax credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

          Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reductions to estimated fair value.

          The following is a summary of the results of operations of the Partnership for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively.)

          The net loss for the 1996, 1995 and 1994 Fiscal Years totaled $4,015,612, $2,944,389 and $1,193,217, respectively.

          The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $6,399,740, $3,997,227 and $624,796 Housing Tax Credits and $37,112, $619,383 and $1,962,743 Historic Tax Credits during the 1996, 1995 and 1994 tax years, respectively.

1996 vs. 1995
-------------

          The Partnership's results of operations for the 1996 and 1995 Fiscal Years consisted primarily of (1) approximately $198,000 and $440,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen consolidated Local Partnerships.

          For the year ended March 31, 1997 as compared to 1996, rental income and all categories of expenses except general and administrative-related parties increased and the results of operations are not comparable due to the construction and rent up of properties. In addition, interest income will continue to decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $292,000 for the year ended March 31, 1997 as compared to 1996, primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. General and administrative-related parties decreased approximately $251,000 for the year ended March 31, 1997 as compared to 1996, primarily due to a decrease in partnership management fees payable to the General Partner. For the years ended March 31, 1997 and 1996, five and seven of the Partnership's fifteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, zero and two of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the years ended March 31, 1997 and 1996. Also for the years ended March 31, 1997 and 1996, ten and one of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1997 and 1996, zero and five of the Partnership's fifteen consolidated properties, respectively, were still under construction and four and five of the properties, respectively, had construction loans with commitments for permanent financing.

1995 vs. 1994
-------------

          The Partnership's results of operations for the 1995 and 1994 Fiscal Years consisted primarily of (i) $440,205 and $767,716, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnership's and (ii) the results of the Partnership's investment in fifteen and thirteen Local Partnerships, respectively.

          During the year ended March 31, 1996, rental income and all categories of expenses increased and the results of operations are not comparable or reflective of future operations due to the continued acquisition construction and rent up of properties. In addition, interest income will continue to decrease in future periods since all proceeds of the Offering have been invested. For the year ended March 31, 1996 and 1995, seven and two of the Partnership's fifteen and thirteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition, two and one of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the year ended March 31, 1996 and 1995. Also for the years ended March 31, 1996 and 1995, one and zero of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the years ended March 31, 1996 and 1995, five and ten of the Partnership's fifteen and thirteen consolidated properties, respectively, were still under construction and five and nine of the properties, respectively, had construction loans with commitments for permanent financing.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Clear Horizons Limited Partnership
----------------------------------

          At December 31, 1996, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $88,000. Although this condition could raise substantial doubt about Clear Horizons ability to continue as a going concern, such doubt is alleviated as follows:

               1. Included in current liabilities at December 31, 1996 is $93,956 owed to related parties who do not intend to pursue collection beyond Clear Horizon's ability to pay.

               2. The general partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

          Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1996.

          Clear Horizons is also named as a defendant in a lawsuit involving the death of a person shot on the premises of the apartment project. Clear Horizons' defense is being handled by its liability insurer. Legal counsel believes that any settlement will be within insurance policy limits, $3,000,000, and there will be no loss to Clear Horizons. The maximum loss which the Partnership would be liable for is its net investment in Clear Horizons. The Partnership's investment in Clear Horizons at March 31, 1997 and 1996 was approximately $963,000 and $1,026,000, respectively, and the minority interest balance was approximately $0 and $45,000, respectively. Clear Horizons net loss after minority interest amounted to approximately $63,000, $27,000 and $6,500 for the 1996, 1995 and 1994 Fiscal Years, respectively.

United Germano-Millgate Limited Partnership
-------------------------------------------

          A former management agent had filed a $70,000 breach of contract claim against United Germano Millgate ("United Germano") for utility expense billings the former management company paid on United Germano's behalf prior to 1991. During 1996, United Germano agreed to pay $47,000 under an installment arrangement to reimburse these utility advances.

Martha Bryant Manor, L.P.
-------------------------

          Martha Bryant Manor, L.P. ("Martha Bryant") agreed to an out-of-court settlement resulting from an alleged breach of contract suit. The settlement resulted in a loss of $164,860, which is included in general and administrative expenses in the March 31, 1996 Financial Statements.

Other
-----

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

          There has recently been an increasing number of requests for the list of BACs holders of limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of BACs in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partner of the Partnership has adopted a policy with respect to requests for the Partnership's list of BACs holders. This policy is intended to protect investors from unsolicited and coercive offers to acquire BACs holders' interests and does not limit any other rights the General Partner may have under the Partnership Agreement or applicable law.

Item 8.   Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.    Consolidated Financial Statements
          ---------------------------------

          Independent Auditors' Report                                      17

          Consolidated Balance Sheets at March 31, 1997 and 1996            61

          Consolidated Statements of Operations for the Years Ended
          March 31, 1997, 1996 and 1995                                     62

          Consolidated Statements of Changes in Partners' Capital for the
          Years Ended March 31, 1997, 1996 and 1995                         63

          Consolidated Statements of Cash Flows for the Years Ended
          March 31, 1997, 1996 and 1995                                     64

          Notes to Consolidated Financial Statements                        66

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



          We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1997 and 1996, the related consolidated statements of operations and changes in partners' capital and cash flows for the years ended March 31, 1997, 1996, and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (Fiscal 1996 and 1995) and thirteen (Fiscal 1994) subsidiary partnerships whose losses aggregated $3,792,023, $2,533,349 and $1,148,796 for the 1996, 1995 and 1994
Fiscal Years, respectively, and whose assets constituted 94% and 91% of the Partnership's assets at March 31, 1997 and 1996, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

          In our opinion, based upon our audits and the reports of other auditors the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


Trien, Rosenberg, Rosenberg,
Weinberg, Ciullo & Fazzari L.L.P.



New York, New York
June 27, 1997

                      [J.H. WlLLlAMS & CO., LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners
of Lincoln Renaissance (a Limited Partnership)
Reading, Pennsylvania


We have audited the accompanying balance sheets of Lincoln Renaissance (a Limited Partnership) as of December 31, 1996 and 1995 and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J. H. Williams & Co., LLP
-----------------------------


Kingston, Pennsylvania
February 16, 1997

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

Kingston, Pennsylvania
February 9, 1996

                      [Wieland & Company, Inc. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheet of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1996, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 14, 1997, on our consideration of the internal control structure of United - Germano - Millgate Limited Partnership, and reports dated February 14, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.


/s/ Wieland & Company, Inc.
---------------------------



Geneva, Illinois
February 14, 1997

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

           [MULCAHY FESLER & COMPANY - LOMBARD, ILLINOIS LETTERHEAD]


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


/s/ MULCAHY, FESLER & COMPANY

January 20, 1995

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of Mansion Court Associates (a Limited Partnership) Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Mansion Court Associates (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of (loss), changes in partners' equity and cash flow for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on three financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates (a Limited Partnership) at December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J. H. Williams & Co., LLP
-----------------------------


Kingston, Pennsylvania
February 17, 1997

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


                                                   /s/ J. H. WILLIAMS & CO., LLP

Kingston, Pennsylvania
February 12, 1996

                       [BURRUS PAUL & TURNBULL LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners                           Virginia Housing Development Authority
Derby Run Associates, L.P.                601 S. Belvidere Street
Virginia Beach, Virginia                  Richmond, Virginia 23220

     We have audited the accompanying balance sheet of Derby Run Associates, L.P., Project No. 93-0625-C, as of December 31, 1996, and the related statement of profit and loss (HUD Form 92410), partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VHDA Project No. 93-0625-C as of December 31, 1996 and the results of its operations, changes in partner's deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (page 10), is presented for purposes of additional analysis and is not a required part of the basic financial statements for VHDA Project No. 93-0625-C. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




                                                    /s/ Burrus, Paul & Turnbull
                                                    -----------------------
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Norfolk, Virginia
January 27, 1997

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

Norfolk, Virginia
February 14, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT



To the Partners Renaissance Plaza 93 Associates, L.P.

     We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 30, 1997 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control structure and on its compliance with requirements applicable to CDA programs, affirmative fair housing and laws and regulations applicable to the financial statements.



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 30, 1997

Audit Principal: Lester A. Kanis

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


                                                  /s/ REZNICK FEDDER & SILVERMAN

Bethesda, Maryland
February 2, 1995

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]



To the Partners of
Tasker Village Associates
(a Limited Partnership)
Philadelphia, Pennsylvania


We have audited the accompanying balance sheets of Tasker Village Associates (a Limited Partnership) as of December 31, 1996 and 1995, and the related statements of (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates (a Limited Partnership) at December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J. H. Williams & Co., LLP
-----------------------------


Kingston, Pennsylvania
February 1S, 1997

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


                                                   /s/ J. H. WILLIAMS & CO., LLP
Kingston, Pennsylvania
February 14, 1996

                          [CLIFFORD R. BENN LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



General Partner
Martha Bryant Manor, L.P.
Los Angeles, California


I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 1996 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1996 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.




                                       /s/ Clifford R. Benn
                                       --------------------


February 13, 1997
Carson, California

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


                                                        /s/ CLIFFORD BENN, CPA

January 24, 1996
Carson, California

             [ROBERT J. PACHECO - PASADENA, CALIFORNIA LETTERHEAD]


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

                          [MARVIN D. MASON LETTERHEAD]



To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of Colden Oaks, a California Limited Partnership, as of December 31, 1996, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles




/s/ Marvin Mason
----------------
Marvin Mason
Certified Public Accountant
Encino, California
February 25, 1997

             [ROBERT J. PACHECO - PASADENA, CALIFORNIA LETTERHEAD]


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

February 29, 1996

              [ROBERT J. PACHECO - PASADENA, CALIFORNIA LETTERHEAD]


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

February 28, 1995

                          [CLIFFORD R. BENN LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT



General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 1996 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1996 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.


                                            /s/ Clifford Benn, C.P.A.
                                            -------------------------


February 13, 1997
Carson, California

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


                                                          /s/ CLIFFORD BENN, CPA
February 14, 1995
Carson, California

                       [ROBERT J. PACHECO, CPA LETTERHEAD]



                          Independent Auditor's Report



To the Partners of NLEDC, L.P., a California Limited Partnership:

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 1996, and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 1996, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, I have also issued a report dated February 25, 1997, on my consideration of NLEDC, L.P.'s (a California Limited Partnership) internal control structure, and reports dated February 25, 1997 on its compliance with specific requirements applicable to Affirmative Fair Housing and specific requirements applicable to nonmajor HUD program transactions.





/s/ Robert Pacheco
------------------
Robert J. Pacheco
Certified Public Accountant
Pasadena, California
February 25, 1997

              [ROBERT J. PACHECO - PASADENA, CALIFORNIA LETTERHEAD]


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

February 21, 1996

              [ROBERT J. PACHECO - PASADENA, CALIFORNIA LETTERHEAD]


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

February 28, 1995

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Creative Choice Homes VI, Ltd.

     We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 1996, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31. 1996, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
February 7, 1997

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

                         /s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
March 22, 1996

        [MARK ESCOFFERY, P.A. - PALM BEACH GARDENS, FLORIDA LETTERHEAD]


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


                                                        /s/ MARK ESCOFFERY, P.A.

April 14, 1995.

                   [SUAREZ ACCOUNTANCY CORPORATION LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners
P & P Home for the Elderly, L.P.
(A Development Stage Company)
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. (A Development Stage Company) as of December 31, 1996, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. (A Development Stage Company) at December 31, 1996, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                       /s/ Suarez Accountancy Corporation
                                       ----------------------------------


San Pedro, California
April 1, 1997

      [SUAREZ ACCOUNTANCY CORPORATION - SAN PEDRO, CALIFORNIA LETTERHEAD]


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


                                              /s/ SUAREZ ACCOUNTANCY CORPORATION

January 31, 1996

            [RICHARD SUAREZ, JR.- SAN PEDRO, CALIFORNIA LETTERHEAD]


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


                            /s/ RICHARD SUAREZ, JR.

April 4, 1995

                       [COLE, EVANS & PETERSON LETTERHEAD]



                                February 10, 1997



         INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION




Clear Horizons Limited Partnership
Shreveport, Louisiana

     We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 1996, and the related statements of profit and loss, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 1996 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1996 taken as a whole. The supplementary Schedules 1 through 5 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Clear Horizons Apartments                                     February 10, 1997
                                                                         Page 2



     In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1997 on our consideration of Clear Horizons Limited Partnership's internal control structure, and reports dated February 10, 1997, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs.

/s/ Cole, Evans & Peterson
--------------------------
Cole, Evans & Peterson

Shreveport, Louisiana
February 10, 1997

          [COLE, EVANS & PETERSON - SHREVEPORT, LOUISIANA LETTERHEAD]


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


                           /s/ COLE, EVANS & PETERSON
                             Cole, Evans & Peterson
                             Federal ID No. 72-0506596

Lead Auditor: Steven W. Hedgepeth

          [COLE, EVANS & PETERSON - SHREVEPORT, LOUISIANA LETTERHEAD]


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


                           /s/ COLE, EVANS & PETERSON
                              Cole, Evans & Peterson

                     [J. H. WILLIAMS & CO., LLP LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Neptune Venture , L.P.
Neptune Township, New Jersey

We have audited the accompanying balance sheets of Neptune Venture, L.P. as of December 31, 1996 and 1995 and the related statements of income (loss), changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 1996 and 1995, and its results of operations, changes in partners' equity and cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ J. H. Williams & Co., LLP
-----------------------------


Kingston, Pennsylvania
February 15, 1997

                 [LAWLOR, O'BRIEN & CHERVENAK, LLC LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 1996 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                            Lawlor, O'Brien & Chervenak, L.L.C.
                                            -----------------------------------


West Paterson, New Jersey
February 12, 1997

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


                                                 /s/ LAWLOR, O'BRIEN & LESKOWICZ
West Paterson, New Jersey
February 28, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               March 31
                                                     ---------------------------
                                                         1997            1996
                                                     ------------   ------------
                                     ASSETS

Property and equipment - at cost,
   less accumulated depreciation
   (Notes 2, 4 and 7)                                $104,314,397   $ 80,526,910
Construction in progress                                        0     19,121,823
Cash and cash equivalents (Notes 2, 3 and 10)           4,622,176     13,646,746
Cash held in escrow (Notes 3 and 5)                     2,867,836      2,653,919
Deferred costs, less accumulated
   amortization (Notes 2 and 6)                           599,679        544,330
Other assets                                              427,412        434,794
                                                     ------------   ------------

                                                     $112,831,500   $116,928,522
                                                     ============   ============


                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable (Note 7)                  $ 39,799,356   $ 37,687,695
   Construction loan payable (Note 7)                 20,062,725     18,214,849
   Accounts payable and other liabilities              4,949,114      5,569,729
   Due to local general partners
     and affiliates (Note 8)                           3,436,045      6,565,952
   Due to general partner and affiliates                 191,736         48,755
                                                    ------------   ------------

                                                      68,438,976     68,086,980
                                                    ------------   ------------

Minority interests                                       317,189        750,595
                                                    ------------   ------------

Commitments and contingencies
   (Notes 7, 8 and 10)

Partners' capital:
   Limited partners
     (58,928 BACs issued and outstanding)           $ 44,158,531   $ 48,133,987
   General partner                                       (83,196)       (43,040)
                                                    ------------   ------------

     Total partners' capital                          44,075,335     48,090,947
                                                    ------------   ------------

     Total liabilities and partners' capital        $112,831,500   $116,928,522
                                                    ============   ============


See accompanying notes to consolidated financial statements.

                                       INDEPENDENCE TAX CREDIT PLUS L.P. II
                                                 AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Year Ended March 31
                                                                       ------------------------------------------
                                                                            1997           1996           1995
                                                                       ------------    -----------    -----------
Revenues

   Rental income                                                       $  6,228,770    $ 4,598,213    $ 1,500,399
   Other income                                                             434,581        726,832        933,462
                                                                       ------------    -----------    -----------
                                                                          6,663,351      5,325,045      2,433,861
                                                                       ------------    -----------    -----------
Expenses
   General and administrative                                             1,763,480      1,366,774        817,692
   General and administrative-related parties (Note 8)                      422,058        672,731        602,863
   Repairs and maintenance                                                1,311,272        990,315        355,562
   Operating and other                                                      761,402        541,524        284,983
   Real estate taxes                                                        564,263        497,793        289,453
   Insurance                                                                459,725        366,543        216,328
   Financial, principally interest                                        2,345,048      1,681,052        290,972
   Depreciation and amortization                                          3,060,631      2,161,221        776,331
                                                                       ------------    -----------    -----------
                                                                         10,687,879      8,277,953      3,634,184
                                                                       ------------    -----------    -----------

Loss before minority interest                                          $ (4,024,528)   $(2,952,908)   $(1,200,323)

Minority interest in loss of subsidiary partnerships                          8,916          8,519          7,106
                                                                       ------------    -----------    -----------

Net loss                                                               $ (4,015,612)   $(2,944,389)   $(1,193,217)
                                                                       ============    ===========    ===========

Net loss - limited partners                                            $ (3,975,456)   $(2,914,945)   $(1,181,285)
                                                                       ============    ===========    ===========

Weighted average number of BACs outstanding                                  58,928         58,928         58,901
                                                                       ============    ===========    ===========

Net loss per weighted average BAC                                      $     (67.46)   $    (49.47)   $    (20.06)
                                                                       ============    ===========    ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                                                      General         Limited
                                       Total          Partner         Partners
                                   ------------      --------      ------------
Partners' capital -
   April 1, 1994                   $ 51,349,456      $ (1,664)     $ 51,351,120

Capital contributions                 1,030,000             0         1,030,000

Offering costs                         (150,903)            0          (150,903)

Net loss                             (1,193,217)      (11,932)       (1,181,285)
                                   ------------      --------      ------------

Partners' capital -
   March 31, 1995                    51,035,336       (13,596)       51,048,932

Net loss                             (2,944,389)      (29,444)       (2,914,945)
                                   ------------      --------      ------------

Partners' capital -
   March 31, 1996                    48,090,947       (43,040)       48,133,987

Net loss                             (4,015,612)      (40,156)       (3,975,456)
                                   ------------      --------      ------------

Partners' capital -
   March 31, 1997                  $ 44,075,335      $(83,196)     $ 44,158,531
                                   ============      ========      ============


See accompanying notes to consolidated financial statements.

                                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                                AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                               Year Ended March 31
                                                                   -------------------------------------------
                                                                       1997            1996            1995
                                                                   -----------    ------------    ------------
Cash flows from operating activities:
   Net loss                                                        $(4,015,612)   $ (2,944,389)   $ (1,193,217)
                                                                   -----------    ------------    ------------
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
   Depreciation and amortization                                     3,060,631       2,161,221         776,331
   Minority interest in loss of subsidiary partnerships                 (8,916)         (8,519)         (7,106)
   (Increase) decrease in assets
     Cash held in escrow                                              (227,751)      1,702,798      (2,410,627)
     Other assets                                                        7,382        (123,399)       (179,335)
   Increase (decrease) in liabilities
     Accounts payable and other liabilities                           (620,615)      1,166,100          24,852
     Increase in due to local general partners and affiliates           57,374         181,392          48,185
     Decrease in due to local general partners and affiliates         (152,491)              0               0
   Due to general partner and affiliates                               142,981          46,123         (91,878)
                                                                   -----------    ------------    ------------
     Total adjustments                                               2,258,595       5,125,716      (1,839,578)
                                                                   -----------    ------------    ------------

   Net cash (used in) provided by operating activities              (1,757,017)      2,181,327      (3,032,795)
                                                                   -----------    ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                               (87,591)    (10,422,237)    (16,295,221)
   Increase in construction in progress                             (7,547,901)    (22,579,370)    (17,915,190)
   Decrease in cash held in escrow                                      13,834       1,606,866         816,740
   Deferred acquisition costs                                                0               0         (61,800)
   Increase in deferred costs                                          (83,617)       (118,849)       (138,009)
   (Decrease) increase in accounts payable and other liabilities             0      (1,111,438)        917,958
   Increase in due to local general partners and affiliates            581,206         662,982         811,619
   Decrease in due to local general partners and affiliates         (2,662,155)     (1,943,924)              0
   Decrease in due to general partner and affiliates                         0               0         (52,664)
                                                                   -----------    ------------    ------------

   Net cash used in investing activities                            (9,786,224)    (33,905,970)    (31,916,567)
                                                                   -----------    ------------    ------------

Cash flows from financing activities:
   Capital contributions received                                            0               0       1,030,000
   Proceeds from mortgage notes                                        302,275          95,990       8,760,670
   Principal payments of mortgage notes                               (427,742)       (273,461)        (25,764)
   Proceeds from construction loans                                  7,994,639      16,909,776      18,878,228
   Principal payments of construction loans                         (3,909,635)       (606,000)     (1,200,000)
   Increase in due to local general partners and affiliates            215,006         506,250         689,194
   Decrease in due to local general partners and affiliates         (1,168,847)              0               0
   Increase in offering costs                                                0               0        (150,903)
   Increase in deferred costs                                          (62,535)        (42,608)       (194,353)
   (Decrease) increase in capitalization of consolidated
     subsidiaries attributable to minority interest                   (424,490)       (263,706)        170,862
                                                                   -----------    ------------    ------------

   Net cash provided by financing activities                         2,518,671      16,326,241      27,957,934
                                                                   -----------    ------------    ------------
   Net decrease in cash and cash equivalents
     carried forward                                                (9,024,570)    (15,398,402)     (6,991,428)
                                                                   -----------    ------------    ------------

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                               Year Ended March 31
                                                                   -------------------------------------------
                                                                       1997            1996            1995
                                                                   -----------    ------------    ------------
Net decrease in cash and cash equivalents,
   brought forward                                                 $(9,024,570)   $(15,398,402)   $ (6,991,428)

Cash and cash equivalents at beginning of year                      13,646,746      29,045,148      36,036,576
                                                                   -----------    ------------    ------------

Cash and cash equivalents at end of year                           $ 4,622,176    $ 13,646,746    $ 29,045,148
                                                                   ===========    ============    ============


Supplemental disclosure of cash flows information:
   Cash paid during the year for interest                          $ 1,124,869    $    640,805    $    136,958

Supplemental disclosure of noncash investing
   and financing activities:
   Capitalization of deferred acquisition costs                    $         0    $    817,767    $ (1,238,476)
   Property and equipment reclassified
     from construction in progress                                 $26,669,724    $ 26,916,748    $  4,534,869
   Development fees to local general partners and
     affiliates, accounts payable and other
     liabilities capitalized to construction
     in progress and property and equipment                        $         0    $    403,381    $  6,212,013

   Conversion of construction notes payable
     to mortgage notes payable                                     $ 2,237,128    $ 16,661,523    $          0



See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1  - General

          Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the "Partnership") was organized on February 11, 1992 and commenced the public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

          The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

          The Partnership has acquired interests in fifteen subsidiary partnerships as of March 31, 1997.

          The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1997, the Partnership has raised a total of $58,928,000 (before volume discounts of $2,000) representing 58,928 BACs. The offering was terminated on April 7, 1994.

          The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.


NOTE 2  - Summary of Significant Accounting Policies

          a)   Basis of Consolidation

               The consolidated financial statements include the accounts of the Partnership and fifteen (1996 and 1995 Fiscal Years) and thirteen (1994 Fiscal
Year) subsidiary partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

               For financial reporting purposes, the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles.

               Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

               Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $30,000, $17,000 and $4,700 for the years ended March 31, 1997, 1996 and 1995 (the 1996, 1995 and
1994 Fiscal Years), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

               Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 31, 1997, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value.

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

          e)   Organization and Offering Costs

               Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 2  - Summary of Significant Accounting Policies (Continued)

          f)   Loss Contingencies

               The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

          g)   Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 3  - Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

          Cash and Cash Equivalents and Cash Held in Escrow
          -------------------------------------------------

          The carrying amount approximates fair value.

          Mortgage Notes Payable
          ----------------------

          The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

          The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                            March 31, 1997                  March 31, 1996
                                                     ---------------------------      ---------------------------
                                                       Carrying          Fair          Carrying          Fair
          Mortgage Notes Payable for which it is:       Amount           Value          Amount           Value
                                                     -----------      ----------      -----------      ----------

          Practicable to estimate fair value         $ 1,290,000      $1,290,000      $ 1,345,000      $1,345,000
          Not Practicable                            $38,509,356               *      $36,342,695               *

          *Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

          The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 4  - Property and Equipment

          The components of property and equipment and their estimated useful lives are as follows:


                                                   March 31           Estimated
                                        --------------------------- Useful Lives
                                             1997           1996       (Years)
                                        ------------   ------------    ------
        Land                            $  6,146,420   $  5,702,297    --
        Building and improvements        103,162,144     76,909,641    10-40
        Furniture and fixtures               935,523        874,834    5-10
                                        ------------   ------------


                                         110,244,087     83,486,772
        Less:  Accumulated depreciation    5,929,690      2,959,862
                                        ------------   ------------

                                        $104,314,397   $ 80,526,910
                                        ============   ============

          Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 1997 and 1996. In addition, as of March 31, 1997 and 1996, building and improvements and construction in progress includes $1,528,813 and $1,147,120, respectively, of capitalized interest.

          In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 and $8,394,303 to the local general partners and affiliates as of March 31, 1997 and 1996, respectively. Such fees have been included in the cost of property and equipment.

          Depreciation expense for the years ended March 31, 1997, 1996 and 1995 amounted to $2,969,828, $2,101,923 and $760,862, respectively.


NOTE 5  - Cash Held in Escrow

          Cash held in escrow consists of the following:

                                                               March 31
                                                      --------------------------
                                                         1997            1996
                                                      ----------      ----------
          Purchase price payments*                    $1,231,525      $1,243,220
          Construction                                    24,836         218,783
          Real estate taxes, insurance and other       1,249,293       1,021,542
          Reserve for replacements                       362,182         170,374
                                                      ----------      ----------

                                                      $2,867,836      $2,653,919
                                                      ==========      ==========

          *Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 6  - Deferred Costs

          The components of deferred costs and their periods of amortization are as follows:

                                                                        March 31
                                                 1997        1996        Period
                                               --------    --------    ---------
          Financing costs                      $341,210    $278,675        *
          Organization costs                    400,475     316,858    60 months
          Other                                  33,703      33,703      various
                                               --------    --------
                                                775,388     629,236
          Less:  accumulated amortization       175,709      84,906
                                               --------    --------

                                               $599,679    $544,330
                                               ========    ========

          *Over the life of the related mortgages.

          Amortization expense for the years ended March 31, 1997, 1996 and 1995 amounted to $90,803, $59,298 and $15,469, respectively.


NOTE 7  - Mortgage Notes and Construction Loans Payable

          The mortgage and construction notes are payable in aggregate monthly installments of approximately $106,000 including principal and interest at rates varying from 0% to 9.65% per annum, through the year 2039. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

          One mortgage note with a balance of $5,506,886 and $5,826,427 at December 31, 1996 and 1995, respectively, which bears interest at 7% per annum was eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

          Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

              Fiscal Year Ending                                 Amount
              ------------------                                 ------

                   1997                                       $   279,354
                   1998                                           301,814
                   1999                                           325,660
                   2000                                           362,927
                   2001                                           407,628
                   Thereafter                                  38,121,973
                                                              -----------
                                                              $39,799,356
                                                              ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 7  - Mortgage Notes and Construction Loans Payable (Continued)

          The mortgage agreements require monthly deposits to replacement reserves of approximately $23,700 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

          As of December 31, 1996, four subsidiary partnerships have construction loan commitments totaling approximately $24,628,000. As of December 31, 1996, such loans had outstanding balances of $20,062,725.

          Certain subsidiary partnerships have outstanding letters of credit totaling $162,400 at December 31, 1996, as required under the terms of the construction loan agreements.


NOTE 8 -  Related Party Transactions

          An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

          The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1997, 1996 and 1995 are as follows:

          A)   Acquisition Fees and Expenses

               The General Partner is entitled to an acquisition fee equal to 6% of the gross proceeds of the offering paid upon investor closing, for its services in connection with the selection and evaluation of Local Partnerships. Such fees are capitalized as a cost of the investments upon closing of subsidiary partnerships acquisitions. As of March 31, 1997, 1996 and 1995, $3,535,680, $3,535,680 and $3,535,560, of such costs have been incurred, respectively.

          B)   Public Offering Costs

               Costs incurred to organize the Partnership and certain costs of offering the BACs including but not limited to legal, accounting, and registration fees are considered organization and offering expenses. Related Equities Corporation, the Dealer Manager, is entitled to a non-accountable organization and offering expense allowance equal to 2.5% of Gross Proceeds, in consideration of which it is obligated to pay all such expenses up to the amount of such allowance. The Partnership is obligated to pay all such expenses that are in excess of 2.5% of Gross Proceeds and up to 3.5% of Gross Proceeds. The Dealer Manager is responsible for all such expenses in excess of 3.5% of Gross Proceeds. The selling commissions and a non-accountable marketing expense allowance are considered offering expenses. These costs are charged directly to limited partners' capital. As of March 31, 1997, total organization and offering costs were approximately $2,115,000, of which approximately $53,000 was charged to the Dealer Manager since it is in excess of 3.5%.

          C)   Selling Commissions and Fees

               The Partnership will pay up to 7.5% of the aggregate purchase price of BACs sold, without regard to quantity discounts, to Related Equities Corporation, an affiliate of the General Partner. Through March 31, 1997, $4,419,600 was paid or incurred to Related Equities Corporation and then fully reallocated to other broker/dealers.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 -  Related Party Transactions (Continued)

          D)   Guarantees

               The Partnership had negotiated development deficit guarantees with the subsidiary partnerships in which it has invested. The Local General Partners had agreed to fund development deficit through the breakeven dates of each of the subsidiary partnerships, most of which were unlimited or in an unspecified amount. Amounts received under development deficit guarantees from the developers of the properties purchased by the Partnership are treated as a reduction of the asset. Although all development deficit guarantees have expired as of March 31, 1997, management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

               The Partnership has negotiated Operating Deficit Guaranty Agreements with all subsidiary partnerships by which the general partners of the subsidiary partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of March 31, 1997. As of March 31, 1997 and 1996, $193,032 and $187,614 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as non-interest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

               In addition, several subsidiary partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of unexpired Rent-Up Guarantees for the subsidiary partnerships is approximately $700,000 as of March 31, 1997. There have not been any fundings under these guaranty agreements. Amounts received under rental guarantees from the sellers of the properties purchased by the Partnership are treated as a reduction of the asset.

               The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the subsidiary partnerships and to provide incentive to the local general partners to generate positive cash flow.

          E)   Other Related Party Expenses

               The costs incurred to related parties for the years ended March 31, 1997, 1996 and 1995 were as follows:

                                                      Year Ended March 31
                                              ----------------------------------
                                                1997         1996         1995
                                              --------     --------     --------

          Partnership management fees (a)     $ 87,500     $434,550     $475,023
          Expense reimbursement (b)            101,581       91,757       94,702
          Property management fees (c)         212,977      133,924       18,138
          Local administrative fees (d)         20,000       12,500       15,000
                                              --------     --------     --------

                                              $422,058     $672,731     $602,863
                                              ========     ========     ========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 8 -  Related Party Transactions (Continued)

          (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $115,000 and $27,000 were accrued and unpaid as of March 31, 1997 and March 31, 1996, respectively.

          (b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

          (c) Property management fees incurred by subsidiary partnerships amounted to $439,375, $301,751 and $100,314 for the years ended March 31, 1997, 1996 and 1995, respectively. Of these fees $212,977, $133,924 and $18,138 were incurred to affiliates of the subsidiary partnerships general partners.

          (d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

          F)   Due to local general partners and affiliates

               Due to local general partners and affiliates at March 31, 1997 and 1996 consists of the following:

                                                               March 31
                                                      -------------------------
                                                         1997           1996
                                                      ----------     ----------
          Operating advances                          $  230,791     $1,184,632
          Development fee payable                      2,069,531      3,666,330
          Construction costs payable                   1,001,263      1,485,413
          Management and other operating advances        134,460        229,577
                                                      ----------     ----------

                                                      $3,436,045     $6,565,952
                                                      ==========     ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


NOTE 9  - Income Taxes

          A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                              For the Year Ended December 31,
                                                      ---------------------------------------------
                                                          1996            1995              1994
                                                      -----------      -----------      -----------
Financial statement net loss                          $(4,015,612)     $(2,944,389)     $(1,193,217)

Differences between depreciation
   and amortization expense records
   for financial reporting purposes
   and the accelerated costs
   recovery system utilized
   for income tax purposes                               (442,130)        (254,256)        (147,940)

Tax exempt interest income                               (246,119)        (569,018)        (701,095)

Differences resulting from parent
   company having a different fiscal
   year for income tax and financial
   reporting purposes                                     (17,634)          12,102         (146,850)

Excess losses allocated to minority interest
    for income tax purposes                               251,793          262,879          233,223

Other, including accruals for financial reporting
   not deductible for tax purposes until paid             823,547         (255,530)          15,569
                                                      -----------      -----------      -----------

Net loss as shown on the income tax return
   for the calendar year ended                        $(3,646,155)     $(3,748,212)     $(1,940,310)
                                                      ===========      ===========      ===========

NOTE 10 - Commitments and Contingencies

          a)   Subsidiary Partnerships-Litigation

               Clear Horizons Limited Partnership
               ----------------------------------

               Clear Horizons Limited Partnership ("Clear Horizons")is named as a defendant in a lawsuit involving the death of a person shot on the premises of the apartment project. Clear Horizons' defense is being handled by its liability insurer. Legal counsel believes that any settlement will be within insurance policy limits, $3,000,000, and there will be no loss to Clear Horizons. The maximum loss which the Partnership would be liable for is its net investment in Clear Horizons. The Partnership's investment in Clear Horizons at March 31, 1997 and 1996 was approximately $963,000 and $1,026,000, respectively, and the minority interest balance was approximately $0 and $45,000, respectively. Clear Horizons' net loss after minority interest amounted to approximately $63,000, $27,000 and $6,500 for the 1996, 1995 and 1994 Fiscal Years, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

               United Germano-Millgate Limited Partnership
               -------------------------------------------

               A former management agent had filed a $70,000 breach of contract claim against United Germano Millgate ("United Germano") for utility expense billings the former management company paid on United Germano's behalf prior to 1991. During 1996, United Germano agreed to pay $47,000 under an installment arrangement to reimburse these utility advances.

               Martha Bryant Manor, L.P.
               -------------------------

               Martha Bryant Manor, L.P. ("Martha Bryant") agreed to an out-of-court settlement resulting from an alleged breach of contract suit. The settlement resulted in a loss of $164,860, which is included in general and administrative expenses in the March 31, 1996 Financial Statements.


          b)   Subsidiary Partnerships-Other

               Clear Horizons Limited Partnership
               ----------------------------------

               At December 31, 1996, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $88,000. Although this condition could raise substantial doubt about Clear Horizons ability to continue as a going concern, such doubt is alleviated as follows:

               1. Included in current liabilities at December 31, 1996 is $93,956 owed to related parties who do not intend to pursue collection beyond Clear Horizon's ability to pay.

               2. The general partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

               Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1996.

          c)   Uninsured Cash and Cash Equivalents

               The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1997, uninsured cash and cash equivalents approximated $3,538,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 10 - Commitments and Contingencies (Continued)

          d)   Letters of Credit

               As of December 31, 1996, the subsidiary partnerships were contingently liable on open letters of credit as follows:

    Description                                                          Amount
    -----------                                                         --------

    Development contingency                                             $ 62,400
    Rent reduction escrow                                                100,000
                                                                        --------

                                                                        $162,400
                                                                        ========

          e)   Other

               The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 34% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

               The Partnership and BACs holders will begin to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commences. Because of the time required for the acquisition, completion and rent-up of Properties, it is expected that the amount of Tax Credits per BAC will gradually increase over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1996, 1995 and 1994 tax years, Housing Tax Credits of $6,399,740, $3,997,227 and $624,796 were generated and $37,112,
$619,383 and $1,962,743 of Historic Tax Credits were generated, respectively.

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

Name                             Position
----                             --------

Stephen M. Ross                  Director

J. Michael Fried                 President, Chief Executive Officer and Director

Alan P. Hirmes                   Senior Vice President

Stuart J. Boesky                 Vice President

Marc D. Schnitzer                Vice President

Richard A. Palmero               Treasurer

Lynn A. McMahon                  Secretary


          STEPHEN M. ROSS, 57, is a Director of RIAI. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

          J. MICHAEL FRIED, 53, is President, Chief Executive Officer and a Director of RIAI. Mr. Fried is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

          ALAN P. HIRMES, 42, is a Senior Vice President of RIAI. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

          STUART J. BOESKY, 41, is a Vice President of RIAI. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein (which subsequently merged with Strook & Strook & Lavan) from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

          MARC D. SCHNITZER, 36, is a Vice President of RIAI. He is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

          RICHARD A. PALERMO, 37, is Treasurer of RIAI. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

          LYNN A. McMAHON, 41 is Secretary of RIAI. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

Item 11.  Executive Compensation.

          The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance and an accountable expense reimbursement. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 to the Financial Statements in
Item 8 above, which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                       Name and Address of     Amount and Nature of     Percent
Title of Class         Beneficial Owner        Beneficial Ownership     of Class
--------------         ----------------        --------------------     --------

General Partnership    Related Independence    $1,000 capital             100%
Interest in            Associates L.P.         contribution
the Partnership        625 Madison Avenue      -directly owned
                       New York, NY 10022

          Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

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

          The firm of Battle Fowler LLP renders legal services to the Partnership. Martin L. Edelman, a former director, is counsel to Battle Fowler LLP.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                                                                      Sequential
                                                                          Page
                                                                      ----------

(a) 1.    Consolidated Financial Statements
          ---------------------------------

          Independent Auditors' Report                                     17

          Consolidated Balance Sheets at March 31, 1997 and 1996           61

          Consolidated Statements of Operations for the Years Ended
          March 31, 1997, 1996 and 1995                                    62

          Consolidated Statements of Changes in Partners' Capital
          for the Years Ended March 31, 1997, 1996 and 1995                63

          Consolidated Statements of Cash Flows for the Years Ended
          March 31, 1997, 1996 and 1995                                    64

          Notes to Consolidated Financial Statements                       66

(a) 2.    Consolidated Financial Statement Schedules
          ------------------------------------------

          Independent Auditors' Report                                     86

          Schedule I - Condensed Financial Information of Registrant       87

          Schedule III - Real Estate and Accumulated Depreciation          90

          All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued).

                                                                      Sequential
                                                                          Page
                                                                      ----------

(a)    3.      Exhibits
               --------

     (3A)      Agreement of Limited Partnership of Independence
               Tax Credit Plus L.P. II as adopted on February 11,
               1992*

     (3B)      Form of Amended and Restated Agreement of Limited
               Partnership of Independence Tax Credit Plus L.P.
               II, attached to the Prospectus as Exhibit A**

     (3C)      Certificate of Limited Partnership of Independence
               Tax Credit Plus L.P. II as filed on February 11,
               1992*

     (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

     (10B)     Escrow Agreement between Independence Tax Credit
               Plus L.P. II and Bankers Trust Company*

     (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership
               Interests*

     (10D)     Form of Amended and Restated Agreement of Limited
               Partnership of Local Partnerships*

     (21)      Subsidiaries of the Registrant                              82

     (27)      Financial Data Schedule (filed herewith)                    91


               *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11
               (Registration No. 33-37704)

               **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment
               No. 8 to the Registration Statement on Form S-11
               (Registration No. 33-37704)

(b)            Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued).

(c)            Subsidiaries of Registrant (Exhibit 21)

                                                                 Jurisdiction of
                                                                   Organization
                                                                 ---------------

               Lincoln Renaissance                                      PA
               United Germano - Millgate Limited Partnership            IL
               Mansion Court Associates                                 PA
               Derby Run Associates, L.P.                               VA
               Renaissance Plaza '93 Associates, L.P.                   MD
               Tasker Village Associates                                PA
               Martha Bryant Manor, L.P.                                CA
               Colden Oaks Limited Partnership                          CA
               Brynview Terrace, L.P.                                   CA
               NLEDC, L.P.                                              CA
               Creative Choice Homes VI, Ltd.                           FL
               P & P Homes for the Elderly, L.P.                        CA
               Clear Horizons Limited Partnership                       LA
               Neptune Venture, L.P.                                    NJ
               Affordable Green Associates L.P.                         NY

(d)            Not applicable

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                        By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                            General Partner


                        By: RELATED INDEPENDENCE ASSOCIATES INC.,
                            General Partner



Date:  June 27,1997         By:  /s/ J. Michael Fried
                                 --------------------
                                 J. Michael Fried
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                          Title                            Date
    ---------                          -----                            ----

/s/ J. Michael Fried    President and Chief Executive Officer
----------------------  (principal executive officer) and
J. Michael Fried        Director of Related Independence
                        Associates Inc.                            June 27, 1997


/s/ Alan P. Hirmes      Senior Vice President
----------------------  (principal financial officer) of
Alan P. Hirmes          Related Independence Associates Inc.       June 27, 1997


/s/ Richard A. Palermo  Treasurer (principal accounting officer)
----------------------  of Related  Independence Associates Inc.   June 27, 1997
Richard A. Palermo


/s/ Stephen M. Ross     Director of Related Independence
----------------------  Associates Inc.                            June 27, 1997
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



          In connection with our audits of the consolidated fincancial statements of Independence Tax Credit Plus L.P. II and Subsidiaries included in the Form 10-K as presented in our opinion dated June 27, 1997 on page 17, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1996, 1995 and 1994 Fiscal Years and Schedule III at March 31, 1997. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien, Rosenberg, Rosenberg,
Weinberg, Ciullo & Fazzari L.L.P.


June 27, 1997
New York, New York

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                              March 31,
                                                    ----------------------------
                                                        1997              1996
                                                    -----------      -----------
Cash and cash equivalents                           $ 3,528,297      $ 8,964,005
Cash held in escrow                                   1,231,525        1,243,220
Investment in subsidary partnerships                 39,414,134       37,854,372
Other assets                                             55,615           59,653
                                                    -----------      -----------

   Total assets                                     $44,229,571      $48,121,250
                                                    ===========      ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates               $   154,236      $    28,755
Other liabilities                                             0            1,548
                                                    -----------      -----------

   Total liabilities                                    154,236           30,303

Partners' capital                                    44,075,335       48,090,947
                                                    -----------      -----------

Total liabilities and partners' capital             $44,229,571      $48,121,250
                                                    ===========      ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                         Year Ended March 31,
                                                    ---------------------------
                                                        1997            1996
                                                    -----------     -----------
Revenues

   Other income                                     $   204,731     $   491,496
                                                    -----------     -----------

   Total Revenues                                   $   204,731     $   491,496
                                                    ===========     ===========


Expenses

   Financial (principally interest)                           0          16,024
   Administrative and management                        208,172         330,886
   Administrative and management-related parties        189,081         526,307
   Amortization                                          10,000          10,000
                                                    -----------     -----------

   Total expenses                                       407,253         883,217
                                                    -----------     -----------

   Loss from operations                                (202,522)       (391,721)
                                                    -----------     -----------

   Equity in loss of subsidiary partnerships         (3,813,090)     (2,552,668)
                                                    -----------     -----------

Net loss                                            $(4,015,612)    $(2,944,389)
                                                    ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      DECREASE IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Year Ended March 31,
                                                          -----------------------------------------------
                                                              1997             1996               1995
                                                          -----------      ------------      ------------
Cash flows from operating activities:
Net loss                                                  $(4,015,612)     $ (2,944,389)     $ (1,193,217)
                                                          -----------      ------------      ------------

Adjustments to reconcile net loss to net cash used in operating activities:

   Amortization                                                10,000            10,000            10,000
   Equity in loss of subsidiary partnerships                3,813,090         2,552,668         1,157,637

   Increase (decrease) in liabilities

   Due to general partners and affiliates                     125,481            28,755           (89,510)
   Other liabilities                                           (1,548)                0           (99,954)
                                                          -----------      ------------      ------------

   Total adjustments                                        3,947,023         2,591,423           978,173
                                                          -----------      ------------      ------------

   Net cash used in operating activities                      (68,589)         (352,966)         (215,044)
                                                          -----------      ------------      ------------

Cash flows from investing activities:

   Investment in subsidiary partnerships                   (5,372,852)      (17,678,489)      (11,275,028)
   (Increase) decrease in other assets                         (5,962)          876,882         1,127,689
   Decrease in cash held in escrow-
     purchase price payments                                   11,695         1,269,700            75,680
   Increase in accounts payable and other liabilities               0               277                 0
                                                          -----------      ------------      ------------

   Net cash used in investing activities                   (5,367,119)      (15,531,630)      (10,071,659)
                                                          -----------      ------------      ------------

Net cash provided by financing activities:

   Distributions                                                    0            15,680                 0
   Increase in offering costs                                       0                 0          (150,903)
   Capital contributions received                                   0                 0         1,030,000
   Decrease in due to general partners
     and affiliates                                                 0                 0           (52,664)
                                                          -----------      ------------      ------------

   Net cash provided by financing activities                        0            15,680           826,433
                                                          -----------      ------------      ------------

Net decrease in cash and cash equivalents                  (5,435,708)      (15,868,916)       (9,460,270)

Cash and cash equivalents, beginning of year                8,964,005        24,832,921        34,293,191
                                                          -----------      ------------      ------------
Cash and cash equivalents, end of year                    $ 3,528,297      $  8,964,005      $ 24,832,921
                                                          ===========      ============      ============

                                       INDEPENDENCE TAX CREDIT PLUS L.P. II
                                                 AND SUBSIDIARIES
                                                   SCHEDULE III
                                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                                    Partnership Property Pledged as Collateral
                                                  MARCH 31, 1997

                                                                                 Cost                Gross Amount Carried
                                              Initial Cost to Partnership     Capitalized             At Close of Period
                                              ---------------------------   Subsequent to   ----------------------------------------
                                                            Buildings and    Acquisition:               Buildings and
Description                     Encumbrances      Land       Improvements    Improvements      Land      Improvements       Total
-----------                     ------------   ----------   --------------  --------------  ----------   ------------   ------------
Apartment Complexes
Lincoln Renaissance
    Reading, PA                 $ 2,600,000    $        0    $ 5,240,173    $   213,623     $    5,373   $  5,448,423   $  5,453,796
United Germano Millgate
  Limited Partnership
    Chicago, IL                  10,618,998       580,000      6,070,477     10,105,329        585,374     16,170,432     16,755,806
Mansion Court Associates
    Philadelphia, PA              1,431,244        19,072      3,224,984        183,450         25,095      3,402,411      3,427,506
Derby Run Associates L.P.
    Hampton, VA                   4,624,748       407,410      3,069,628      4,557,603        409,771      7,624,870      8,034,641
Renaissance Plaza Assoc
    Baltimore, MD                 6,660,547       684,255      9,840,170      4,137,905        686,616     13,975,714     14,662,330
Tasker Village
    Philadelphia, PA              1,784,881        18,235              0      3,929,038         20,596      3,926,677      3,947,273
Martha Bryant Manor, L.P.
    Los Angeles, CA               7,806,343       966,577              0     10,198,171        968,938     10,195,810     11,164,748
Colden Oaks Limited
  Partnership
    Los Angeles, CA               5,308,064       840,374              0      5,872,999        842,735      5,870,638      6,713,373
Brynview Terrace
  Limited Partnership
    Los Angeles, CA                 949,587       175,943              0      1,354,623        178,304      1,352,262      1,530,566
NLEDC, L.P.
    Los Angeles, CA               4,520,203       624,000              0      5,881,927        626,361      5,879,566      6,505,927
Creative Choice Homes VI Ltd.
    Miami, FL                     3,243,746       650,072         13,134      5,332,621        652,433      5,343,394      5,995,827
P&P Homes for the Elderly, L.P.
    Los Angeles, CA               6,786,592             0              0      9,633,340        642,360      8,990,980      9,633,340
Clear Horizons
  Limited Partnership
    Shreveport, LA                1,290,000        15,304      2,058,729         59,931         17,665      2,116,299      2,133,964
Neptune Venture L.P.
    Neptune Township, NJ                  0       460,631     10,151,873        114,606        462,465     10,264,645     10,727,110
Affordable Green Associates L.P.
    New York, NY                  2,237,128        20,500      3,506,961         30,419         22,334      3,535,546      3,557,880
                                -----------    ----------    -----------    -----------     ----------   ------------   ------------
                                $59,862,081    $5,462,373    $43,176,129    $61,605,585     $6,146,420   $104,097,667   $110,244,087
                                ===========    ==========    ===========    ===========     ==========   ============   ============

                                                                                     Life on which
                                                                                    Depreciation in
                                                         Year of                     Latest Income
                                       Accumulated    Construction/        Date      Statements is
Description                            Depreciation     Renovation       Acquired    Computed(a)(b)
-----------                            ------------    -------------    ----------   ---------------
Apartment Complexes
Lincoln Renaissance
    Reading, PA                         $  405,523        1993-94        Apr. 1993         20-40
United Germano Millgate
  Limited Partnership
    Chicago, IL                          2,091,698        1993-94        Oct. 1993         10-25
Mansion Court Associates
    Philadelphia, PA                       260,148        1993-94        Nov. 1993         40
Derby Run Associates L.P.
    Hampton, VA                            506,194        1994-95        Feb. 1994         40
Renaissance Plaza Assoc
    Baltimore, MD                          719,971        1994-95        Feb. 1994         27.5
Tasker Village
    Philadelphia, PA                       161,114        1994-95        May 1994          27.5
Martha Bryant Manor, L.P.
    Los Angeles, CA                        128,303        1994-95        Sept. 1994        27.5
Colden Oaks Limited
  Partnership
    Los Angeles, CA                        428,766        1994-95        Sept. 1994        27.5
Brynview Terrace
  Limited Partnership
    Los Angeles, CA                         22,910        1994-95        Sept. 1994        27.5
NLEDC, L.P.
    Los Angeles, CA                        164,331        1994-95        Sept. 1994        27.5
Creative Choice Homes VI Ltd.
    Miami, FL                              315,870        1994-95        Sept. 1994        40
P&P Homes for the Elderly, L.P.
    Los Angeles, CA                        129,388        1994-95        Sept. 1994        27.5
Clear Horizons
  Limited Partnership
    Shreveport, LA                         171,785        1994-95        Dec. 1994         27.5
Neptune Venture L.P.
    Neptune Township, NJ                   244,803        1995-96        Apr. 1995         40
Affordable Green Associates L.P.
    New York, NY                           178,886        1995-96        May 1995          27.5
                                        ----------
                                        $5,929,690
                                        ==========

(a)  Depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership date of acquisition.

(b)  Personal property is depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 10 years.

                                                    Cost of Property and Equipment                    Accumulated Depreciation
                                             --------------------------------------------     --------------------------------------
                                                                                 Year Ended March 31
                                             ---------------------------------------------------------------------------------------
                                                 1997            1996            1995           1997            1996          1995
                                             ------------     -----------     -----------     ----------     ----------     --------
Balance at beginning of period               $ 83,486,772     $44,926,639     $22,190,071     $2,959,862     $  857,939     $ 97,077
Additions during period:
  Improvements                                 26,757,315      38,560,133      22,736,568
  Depreciation expense                                                                         2,969,828      2,101,923      760,862
Deductions during period:
Dispositions                                                            0               0              0              0            0
                                             ------------     -----------     -----------     ----------     ----------     --------
Balance at close of period                   $110,244,087     $83,486,772     $44,926,639     $5,929,690     $2,959,862     $857,939
                                             ============     ===========     ===========     ==========     ==========     ========

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