Form 10-Q
period 1997-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1997-08-14
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


                                       OR


                    TRANSITION REPORT PURSUANT TO SECTION 13 OR
------              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03



                      INDEPENDENCE TAX CREDIT PLUS L.P. II
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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ____

                         PART I - Financial Information

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                =============     =============
                                                   June 30,          March 31,
                                                     1997              1997
                                                -------------     -------------
ASSETS

Property and equipment at cost,
   net of accumulated depreciation
   of $6,757,611 and $5,929,690,
   respectively                                 $ 103,533,770     $ 104,314,397
Cash and cash equivalents                           4,216,079         4,622,176
Cash held in escrow                                 2,866,964         2,867,836
Deferred costs, net of accumulated
   amortization of $199,203 and
   $175,709, respectively                             576,185           599,679
Other assets                                          397,031           427,412
                                                -------------     -------------

   Total assets                                 $ 111,590,029     $ 112,831,500
                                                =============     =============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Mortgage notes payable                       $  40,737,348     $  39,799,356
   Construction loan payable                       19,139,371        20,062,725
   Accounts payable and other
    liabilities                                     4,955,693         4,949,114
   Due to local general partners and
    affiliates                                      3,114,316         3,436,045
   Due to general partner and
    affiliates                                        224,083           191,736
                                                -------------     -------------

   Total liabilities                               68,170,811        68,438,976
                                                -------------     -------------

Minority interest                                     296,002           317,189
                                                -------------     -------------

Commitments and contingencies (Note 3)

Partners' capital:
   Limited partners (58,928 BACs
    issued and outstanding)                        43,215,933        44,158,531
   General partner                                    (92,717)          (83,196
                                                -------------     -------------


Total partners' capital                            43,123,216        44,075,335
                                                -------------     -------------

Total liabilities and partners' capital         $ 111,590,029     $ 112,831,500
                                                =============     =============

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  =============================
                                                        Three Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      1997              1996
                                                  -----------------------------
Revenues
   Rental income                                  $ 1,865,812       $ 1,352,485
   Other income                                        66,506           116,399
                                                  -----------       -----------
   Total revenues                                   1,932,318         1,468,884
                                                  -----------       -----------

Expenses
   General and administrative                         428,846           342,388
   General and administrative-
    related parties (Note 2)                          132,382            96,209
   Repairs and maintenance                            284,832           238,124
   Operating                                          360,052           172,628
   Taxes                                              165,481           136,590
   Insurance                                          150,790           127,695
   Financial, principally interest                    513,489           346,778
   Depreciation and amortization                      851,415           557,183
                                                  -----------       -----------

   Total expenses                                   2,887,287         2,017,595
                                                  -----------       -----------

Loss before minority interest                        (954,969)         (548,711)

Minority interest in loss
 of subsidiary partnerships                             2,850             2,305
                                                  -----------       -----------

Net loss                                          $  (952,119)      $  (546,406)
                                                  ===========       ===========

Net loss-limited partners                         $  (942,598)      $  (540,942)
                                                  ===========       ===========

Number of BACs outstanding                             58,928            58,928
                                                  ===========       ===========

Net loss per BAC                                       (16.00)            (9.18)
                                                  ===========       ===========

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                               ================================================
                                                   Limited           General
                                   Total           Partners          Partner
                               ------------------------------------------------

Partners' capital -
 April 1,  1997                $ 44,075,335      $ 44,158,531      $    (83,196)
Net loss                           (952,119)         (942,598)           (9,521)
                               ------------      ------------      ------------
Partners' capital -
 June 30,
 1997                          $ 43,123,216      $ 43,215,933      $    (92,717)
                               ============      ============      ============


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $  (952,119)     $  (546,406)

Adjustments to reconcile net loss to
   net cash used in
   operating activities:
   Depreciation and amortization                       851,415          557,183
   Minority interest in loss of
    subsidiaries                                        (2,850)          (2,305)
   Increase (decrease) in accounts
    payable and other liabilities                        6,579       (1,298,854)
   (Increase) decrease in cash held
    in escrow                                          (14,261)         119,018
   Decrease (increase) in other assets                  30,381          (20,691)
   Increase in due to local general
    partners and affiliates                              8,713        1,003,877
   Decrease in due to local general
    partners and affiliates                           (206,142)      (1,341,458)
   Increase in due to
    general partner and affiliates                      32,347           28,798
                                                   -----------      -----------

Total adjustments                                      706,182         (954,432)
                                                   -----------      -----------

   Net cash used in
    operating activities                              (245,937)      (1,500,838)
                                                   -----------      -----------

Cash flows from investing activities:
   Improvements to property and
    equipment                                          (47,294)        (170,692)
   Increase in construction in progress                      0       (2,047,171)
   Decrease in cash held in escrow                      15,133           56,893
   Decrease in due to local general
    partners and affiliates                           (124,300)      (2,431,792)
                                                   -----------      -----------

   Net cash used in investing activities              (156,461)      (4,592,762)
                                                   -----------      -----------

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)


                                                 ==============================
                                                        Three Months Ended
                                                             June 30,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------------------------
Cash flows from financing activities:
   Proceeds from mortgage notes                       217,895           159,360
   Principal payments of mortgage
    notes                                             (79,903)         (244,008)
   Proceeds from construction loans                    49,425         2,893,800
   Principal payments on construction
    loans                                            (172,779)                0
   Increase in deferred costs                               0           (20,701)
   Decrease in capitalization
    of consolidated subsidiaries
    attributable to minority interest                 (18,337)          (78,322)
                                                 ------------      ------------
   Net cash (used in) provided by
    financing activities                               (3,699)        2,710,129
                                                 ------------      ------------
Net decrease in cash and
   cash equivalents                                  (406,097)       (3,383,471)
Cash and cash equivalents at
   beginning of period                              4,622,176        13,646,746
                                                 ------------      ------------

Cash and cash equivalents at
   end of period                                 $  4,216,079      $ 10,263,275
                                                 ============      ============

Supplemental disclosure of noncash
   financing activities:
   Conversion of construction notes
    payable to mortgage notes
    payable                                      $    800,000      $          0


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the "Partnership") was organized on February 11, 1992, and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

As of June 30, 1997, the Partnership has acquired an interest in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 30. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $2,000 for the three months ended June 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 1 - General (continued)

partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of operations and cash flows for the three months ended June 30, 1997 and 1996. However, the operating results for the three months ended June 30, 1997 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 1997 and 1996 were as follows:
                                                          Three Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1997             1996
                                                       -------------------------
Partnership management fees (a)                        $ 12,500         $ 25,000
Expense reimbursement (b)                                52,603           26,989
Property management fees (c)                             62,279           41,220
Local administrative fee (d)                              5,000            3,000
                                                       --------         --------

                                                       $132,382         $ 96,209
                                                       ========         ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 2 - Related Party Transactions (continued)

management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $127,000 and $115,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $120,246 and $59,200 for the three months ended June 30, 1997 and 1996, respectively. Of these fees, $62,279 and $41,220 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include interest earned on proceeds from the offering which were invested in tax-exempt money market instruments pending final payments to Local Partnerships and a working capital reserve and interest thereon. All of these sources of funds are available to meet obligations of the Partnership.


The Partnership has received $58,928,000 (including volume discounts of $2,000) in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $46,848,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of June 30, 1997, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $3,843,000 remains to be paid (including approximately $1,167,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the three months ended June 30, 1997, approximately $424,000 was paid to Local Partnerships (of which $111,000 was released from escrow). An additional $46,000 was placed into escrow for purchase price payments during the three months ended June 30, 1997. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the three months ended June 30, 1997.

For the three months ended June 30, 1997, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $406,000 primarily due to net cash used in operating activities ($246,000), a decrease in due to local general partners and affiliates relating to investing activities ($124,000), improvements to property and equipment ($47,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($18,000) which exceeded a decrease in cash held in escrow relating to investing activities ($15,000) and net proceeds from mortgage notes and construction loans ($15,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $851,000.

A working capital reserve in the original amount of approximately $1,473,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. At June 30, 1997 and March 31, 1997, approximately $445,000 and $493,000 of this reserve remains unused, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus any cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the three months ended June 30, 1997 and 1996, amounts received from operations of the Local Partnerships were approximately $0 and $16,000, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership   management  fees  owed  to  the  General   Partner   amounting  to
approximately $127,000 and $115,000 were accrued and unpaid as of June 30, 1997 and March 31, 1997, respectively.

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits, if the investment is lost before the expiration of the compliance period.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their tax credits in place. The tax credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining tax credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1997 and 1996 consisted primarily of (1) approximately $28,000 and $70,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen of fifteen and thirteen of fifteen consolidated Local Partnerships, respectively.

For the three months ended June 30, 1997 as compared to 1996, rental income and all categories of expenses increased and the results of operations are not comparable due to the construction and rent up of properties. In addition, interest income will decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $50,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. For the three months ended June 30, 1997 and 1996, zero and two of the Partnership's fifteen consolidated properties, repectively, had completed construction and were in various stages of rent up. In addition, three and zero of the properties, respectively, had completed construction in a previous fiscal year, but were in various stages of rent up for the three months. Also, for the three months ended June 30, 1997 and 1996, twelve and ten of the properties had completed construction and were rented up in a previous fiscal year. As of the end of the three months ended June 30, 1997 and 1996, zero and three of the Partnership's fifteen consolidated properties, respectively, were still under construction and three and five of the properties, respectively, had construction loans with commitments for permanent financing.

          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings - The litigation described in Note 3 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

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

               (27) Financial Data Schedule (filed herewith).

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


                              By: RELATED INDEPENDENCE
                                  ASSOCIATES L.P., General Partner

                              By: RELATED INDEPENDENCE
                                  ASSOCIATES INC., General Partner


Date:  August 13, 1997

                                  By:/s/ Alan P. Hirmes
                                     ---------------------------------
                                     Alan P. Hirmes,
                                     Vice President
                                     (principal financial officer)

Date:  August 13, 1997

                                  By:/s/ Richard A. Palermo
                                     ---------------------------------
                                     Richard A. Palermo,
                                     Treasurer
                                     (principal accounting officer)