Form 10-Q
period 1997-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1997-11-19
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            13-3646846
 ------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification  No.)


 625 Madison Avenue, New York, New York                            10022
----------------------------------------                        ----------
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
                                   (Unaudited)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       1997            1997
                                                   ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $7,680,723 and $5,929,690,
  respectively                                     $102,811,083    $104,314,397
Cash and cash equivalents                             3,746,300       4,622,176
Cash held in escrow                                   2,984,543       2,867,836
Deferred costs, net of accumulated
  amortization of $234,008 and
  $175,709, respectively                                565,762         599,679
Other assets                                            392,857         427,412
                                                   ------------    ------------
  Total assets                                     $110,500,545    $112,831,500
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                           $ 40,671,443    $ 39,799,356
  Construction loans payable                         18,933,650      20,062,725
  Accounts payable and other
   liabilities                                        5,213,863       4,949,114
  Due to local general partners and
   affiliates                                         3,063,382       3,436,045
  Due to general partner and
   affiliates                                           204,361         191,736
                                                   ------------    ------------
  Total liabilities                                  68,086,699      68,438,976
                                                   ------------    ------------

Minority interest                                       277,921         317,189
                                                   ------------    ------------

Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (58,928 BACs
   issued and outstanding)                           42,238,515      44,158,531
  General partner                                      (102,590)        (83,196)
                                                   ------------    ------------
Total partners' capital                              42,135,925      44,075,335
                                                   ------------    ------------
Total liabilities and partners' capital            $110,500,545    $112,831,500
                                                   ============    ============


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                           Three Months Ended             Six Months Ended
                              September 30,                 September 30,
                       --------------------------    --------------------------
                           1997           1996           1997           1996
                       --------------------------    --------------------------
Revenues
  Rental income        $ 1,873,538    $ 1,459,663    $ 3,739,350    $ 2,812,148
  Other income              58,507         87,915        125,013        204,314
                       -----------    -----------    -----------    -----------
  Total revenues         1,932,045      1,547,578      3,864,363      3,016,462
                       -----------    -----------    -----------    -----------
Expenses
  General and
   administrative          535,083        397,732        963,929        740,120
  General and
   administrative-
   related parties
   (Note 2)                102,623        101,339        235,005        197,548
  Repairs and
   maintenance             375,458        284,528        660,290        522,652
  Operating                149,135        153,234        509,187        325,862
  Taxes                    198,937        203,269        364,418        339,859
  Insurance                115,792         84,116        266,582        211,811
  Financial,
   principally
   interest                486,360        339,443        999,849        686,221
  Depreciation and
   amortization            957,917        786,796      1,809,332      1,343,979
                       -----------    -----------    -----------    -----------
  Total expenses         2,921,305      2,350,457      5,808,592      4,368,052
                       -----------    -----------    -----------    -----------
Loss before
  minority
  interest                (989,260)      (802,879)    (1,944,229)    (1,351,590)
Minority interest
  in loss of
  subsidiary
  partnerships               1,969          2,886          4,819          5,191
                       -----------    -----------    -----------    -----------
Net loss               $  (987,291)   $  (799,993)   $(1,939,410)   $(1,346,399)
                       ===========    ===========    ===========    ===========

Net loss-limited
  partners             $  (977,418)   $  (791,993)   $(1,920,016)   $(1,332,935)
                       ===========    ===========    ===========    ===========

Number of
  BACs
  outstanding               58,928         58,928         58,928         58,928
                       ===========    ===========    ===========    ===========

Net loss per BAC            (16.59)        (13.44)        (32.58)        (22.62)
                       ===========    ===========    ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)


                                ===============================================
                                                     Limited           General
                                    Total            Partners          Partner
                                -----------------------------------------------

Partners' capital -
 April 1, 1997                  $ 44,075,335       $ 44,158,531       $ (83,196)

Net loss                          (1,939,410)        (1,920,016)        (19,394)
                                ------------       ------------       ---------

Partners' capital -
 September 30, 1997             $ 42,135,925       $ 42,238,515       $(102,590)
                                ============       ============       =========


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      1997             1996
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(1,939,410)     $(1,346,399)

Adjustments to reconcile net loss to
  net cash used in
  operating activities:
  Depreciation and amortization                      1,809,332        1,343,979
  Minority interest in loss of
   subsidiaries                                         (4,819)          (5,191)
  Increase (decrease) in accounts
   payable and other liabilities                       264,749       (1,138,761)
  Increase in cash held
   in escrow                                           (33,290)         (77,827)
  Decrease in other assets                              34,555           45,893
  Increase in due to local general
   partners and affiliates                               9,334        1,040,656
  Decrease in due to local general
   partners and affiliates                            (243,497)      (1,354,422)
  Increase in due to
   general partner and affiliates                       12,625           62,323
                                                   -----------      -----------

Total adjustments                                    1,848,989          (83,350)
                                                   -----------      -----------

  Net cash used in operating activities                (90,421)      (1,429,749)
                                                   -----------      -----------

Cash flows from investing activities:
  Improvements to property and
   equipment                                          (247,719)        (242,828)
  Increase in construction in progress                       0       (4,001,162)
  Increase in cash held in escrow                      (83,417)        (259,619)
  Decrease in due to local general
   partners and affiliates                            (138,500)      (2,634,383)
  Decrease in accounts payable and
   other liabilities                                         0         (448,727)
                                                   -----------      -----------

  Net cash used in investing activities               (469,636)      (7,586,719)
                                                   -----------      -----------


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                  =============================
                                                         Six Months Ended
                                                           September 30,
                                                  -----------------------------
                                                     1997               1996
                                                  -----------------------------
Cash flows from financing activities:
  Proceeds from mortgage notes                        217,895           159,360
  Principal payments of mortgage
   notes                                             (145,808)       (1,148,075)
  Proceeds from construction loans                     99,751         4,644,993
  Principal payments on construction
   loans                                             (428,826)                0
  Increase in deferred costs                          (24,382)          (13,627)
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority interest                  (34,449)         (171,322)
                                                  -----------      ------------
  Net cash (used in) provided by
   financing activities                              (315,819)        3,471,329
                                                  -----------      ------------
Net decrease in cash and
  cash equivalents                                   (875,876)       (5,545,139)
Cash and cash equivalents at
  beginning of period                               4,622,176        13,646,746
                                                  -----------      ------------
Cash and cash equivalents at
  end of period                                   $ 3,746,300      $  8,101,607
                                                  ===========      ============

Supplemental disclosure of noncash
  financing activities:
  Property and equipment reclassified
   from construction in progress                  $         0      $  5,369,784
  Conversion of construction notes
   payable to mortgage notes
   payable                                            800,000         5,025,622


          See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

As of September 30, 1997, the Partnership has acquired an interest in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $7,000 and $5,000, and $13,000 and $7,000 for the three and six

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


months ended September 30, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, the results of operations for the three and six months ended September 30, 1997 and 1996 and changes in cash flows for the six months ended September 30, 1997 and 1996. However, the operating results for the six months ended September 30, 1997 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 1997 and 1996 were as follows:

                              ======================      ======================
                                 Three Months Ended          Six Months Ended
                                   September 30,               September 30,
                              ----------------------      ----------------------
                                 1997         1996          1997          1996
                              ----------------------      ----------------------
Partnership
  management
  fees (a)                    $ 12,500      $ 25,000      $ 25,000      $ 50,000
Expense
  reimburse-
  ment (b)                      22,486        23,627        75,089        50,616
Property
  management
  fees (c)                      62,637        49,712       124,916        90,932
Local
  administrative
  fee (d)                        5,000         3,000        10,000         6,000
                              --------      --------      --------      --------

                              $102,623      $101,339      $235,005      $197,548
                              ========      ========      ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $139,000 and $115,000 were

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

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

(c) Property management fees incurred by the Local Partnerships amounted to $141,478 and $117,431 and $261,724 and $176,631 for the three and six months ended September 30, 1997 and 1996, respectively. Of these fees, $62,637 and $49,712 and $124,916 and $90,932 were incurred to affiliates of the subsidiary partnerships' general partners.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include interest earned on proceeds from the offering which were invested in tax-exempt money market instruments pending final payments to Local Partnerships and a working capital reserve and interest thereon. All these sources of funds are available to meet obligations of the Partnership.

The Partnership has received $58,928,000 (including volume discounts of $2,000) in gross proceeds for BACs pursuant to a public offering resulting in net proceeds available for investment of approximately $46,848,000 after volume discounts, payment of sales commissions, acquisition fees and expenses, organization and offering expenses and establishment of a working capital reserve.

As of September 30, 1997, the Partnership has invested approximately $46,996,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $3,107,000 remains to be paid (including approximately $1,167,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the six months ended September 30, 1997, approximately $1,160,000 was paid to Local Partnerships (of which approximately $111,000 was released from escrow). An additional $46,000 was placed into escrow for purchase price payments during the six months ended September 30, 1997. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There have been no purchase price adjustments during the six months ended September 30, 1997.

For the six months ended September 30, 1997, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $876,000 primarily due to net cash used in operating activities ($90,000), a decrease in due to local general partners and affiliates relating to investing activities ($139,000), improvements to property and equipment ($248,000), an increase in cash held in escrow relating to investing activities ($83,000), net principal payments from mortgage notes and construction loans ($257,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($34,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $1,809,000.

A working capital reserve in the original amount of approximately $1,473,000 (2.5% of gross equity) was established from the Partnership's funds available for investment. At September 30, 1997 and March 31, 1997, approximately $371,000 and $493,000 of this reserve remains unused, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the six months ended September 30, 1997 and 1996, amounts received from operations of the Local Partnerships were approximately $700 and $0, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $139,000 and $115,000 were accrued and unpaid as of September 30, 1997 and March 31, 1997, respectively.

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

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1997 and 1996 consisted primarily of (1) approximately $22,000 and $54,000 and $50,000 and $124,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen of fifteen consolidated Local Partnerships.

For the three and six months ended September 30, 1997 as compared to 1996, rental income and all categories of expenses except operating and taxes increased and the results of operations are not comparable due to the construction and rent up of properties. In addition, interest income will decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $29,000 and $ 79,000 for the three and six months ended September 30, 1997 as compared to 1996 primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. Operating expenses decreased approximately $4,000 for the three months ended September 30, 1997 as compared to 1996, primarily due to an underaccrual of utilities at one Local Partnership in the first quarter of 1996 which was adjusted in the second quarter of 1996. Taxes expense decreased approximately $4,000 for the three months ended September 30, 1997 as compared to 1996, primarily due to a 50% permanent reduction of one Local Partnership's tax assessment for which the adjustment was recorded in the second quarter of 1996. For the three months ended September 30, 1997 and 1996, two and two of the Partnership's fifteen consolidated properties, respectively, completed construction in a previous fiscal quarter, and were in various stages of rent up. In addition, thirteen and ten of the properties had completed construction and were rented up in a previous fiscal quarter. For the nine months ended September 30, 1997 and 1996, zero and two of the Partnership's fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, three and zero of the properties had completed construction in a previous fiscal year, and were in various stages of rent up for the six months. Also, twelve and ten of the properties had completed construction and were fully rented up in a previous fiscal year. As of the end of the three and six months ended September 30, 1997 and 1996, zero and three of the Partnership's fifteen consolidated properties, respectively, were still under con-struction and three and four of the properties, respectively, had construction loans with commitments for permanent financing as of September 30, 1997 and 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings - The litigation described in Note 3 to the financial statements contained in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

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


Date:  November 13, 1997

                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  Vice President
                                                  (principal financial officer)

Date:  November 13, 1997

                                              By: /s/ Richard A. Palermo
                                                  ----------------------
                                                  Richard A. Palermo,
                                                  Treasurer
                                                  (principal accounting officer)