Form 10-Q
period 1997-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1998-02-05
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark One)


              X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            -----   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended December 31, 1997

                                       OR

             ____   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                              13-3646846
--------------------------------                       ------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                             10022
--------------------------------------                     --------------------
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
                                   (Unaudited)

                                          ==============    ============
                                            December 31,       March 31,
                                               1997              1997
                                          --------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $8,606,096 and $5,929,690,
  respectively                            $101,895,853      $104,314,397
Cash and cash equivalents                    3,088,156         4,622,176
Cash held in escrow                          2,890,584         2,867,836
Deferred costs, net of accumulated
  amortization of $263,002 and
  $175,709, respectively                       621,391           599,679
Other assets                                   429,806           427,412
                                          ------------      ------------
  Total assets                            $108,925,790      $112,831,500
                                          ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                  $ 51,208,800      $ 39,799,356
  Construction loans payable                 7,856,669        20,062,725
  Accounts payable and other
   liabilities                               5,609,518         4,949,114
  Due to local general partners and
   affiliates                                2,981,953         3,436,045
  Due to general partner and
   affiliates                                  233,861           191,736
                                          ------------      ------------
  Total liabilities                         67,890,801        68,438,976
                                          ------------      ------------

Minority interest                              292,070           317,189
                                          ------------      ------------

Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (58,928 BACs
   issued and outstanding)                  40,859,439        44,158,531
  General partner                             (116,520)          (83,196)
                                          ------------      ------------
Total partners' capital                     40,742,919        44,075,335
                                          ------------      ------------
Total liabilities and partners' capital   $108,925,790      $112,831,500
                                          ============      ============

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       =========================     ==========================
                            Three Months Ended            Nine Months Ended
                               December 31,                  December 31,
                       -------------------------     --------------------------
                          1997           1996           1997            1996
                       -------------------------     --------------------------
REVENUES
Rental income           $1,900,510    $ 1,599,435    $ 5,639,860    $ 4,411,583
Other income                81,036         88,405        206,049        292,719
                       -----------    -----------    -----------    -----------
Total revenues           1,981,546      1,687,840      5,845,909      4,704,302
                       -----------    -----------    -----------    -----------
EXPENSES
General and                572,248        333,951      1,536,177      1,074,071
  administrative
General and                102,891        124,719        337,896        322,267
  administrative-related
  parties
  (Note 2)
Repairs and                461,076        426,641      1,121,366        949,293
  maintenance
Operating                  231,963        202,991        741,150        528,853
Taxes                      124,831         51,410        489,249        391,269
Insurance                  127,143        101,849        393,725        313,660
Financial,                 805,147        678,797      1,804,996      1,365,018
  principally
  interest
Depreciation               954,367        822,181      2,763,699      2,166,160
  and amortization     -----------    -----------    -----------    -----------
 Total expenses          3,379,666      2,742,539      9,188,258      7,110,591
                       -----------    -----------    -----------    -----------
Loss before             (1,398,120)    (1,054,699)    (3,342,349)    (2,406,289)
  minority interest
Minority interest            5,114            966          9,933          6,157
  in loss of           -----------    -----------    -----------    -----------
  subsidiary
  partnerships
Net loss               $(1,393,006)   $(1,053,733)   $(3,332,416)   $(2,400,132)
                       ===========    ===========    ===========    ===========
Net loss-limited       $(1,379,076)   $(1,043,196)   $(3,299,092)   $(2,376,131)
  partners             -----------    -----------    -----------    -----------


Number of
  BACs outstanding          58,928         58,928         58,928         58,928
                       ===========    ===========    ===========    ===========

Net loss per           $    (23.40)   $    (17.70)   $    (55.98)   $    (40.32)
  BAC                  -----------    -----------    -----------    -----------

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                 =====================================
                                                  Limited      General
                                      Total       Partners     Partner
                                 -------------------------------------

Partners' capital-
 April 1, 1997                   $44,075,335   $44,158,531    $ (83,196)

Net loss                          (3,332,416)   (3,299,092)     (33,324)
                                 -----------   -----------    ---------

Partners' capital-
 December 31, 1997               $40,742,919   $40,859,439    $(116,520)
                                 ===========   ===========    =========

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                            =============================
                                                 Nine Months Ended
                                                    December 31,
                                            -----------------------------
                                                1997              1996
                                            -----------------------------
Cash flows from operating activities:

Net loss                                    $(3,332,416)     $(2,400,132)

Adjustments to reconcile net loss to
  net cash used in
  operating activities:
  Depreciation and amortization               2,763,699        2,166,160
  Minority interest in loss of
   subsidiaries                                  (9,933)          (6,157)
  Increase (decrease) in accounts
   payable and other liabilities                660,404       (1,309,941)
  Decrease (increase) in cash held
   in escrow                                     50,658          (13,027)
  Increase in other assets                       (2,394)        (123,343)
  Increase in due to local general
   partners and affiliates                        5,943        1,048,588
  Decrease in due to local general
   partners and affiliates                     (321,535)      (1,360,360)
  Increase in due to
   general partner and affiliates                42,125          101,401
                                             ----------       ----------

Total adjustments                             3,188,967          503,321
                                             ----------       ----------

  Net cash used in operating activities        (143,449)      (1,896,811)
                                             ----------       ----------

Cash flows from investing activities:
  Improvements to property and
   equipment                                   (257,862)        (728,926)
  Increase in construction in progress                0       (4,656,172)
  Increase in cash held
   in escrow                                    (73,406)        (299,685)
  Increase in deferred costs                          0          (14,045)
  Decrease in due to local general
   partners and affiliates                     (138,500)      (2,828,626)
                                             ----------       ----------

  Net cash used in investing activities        (469,768)      (8,527,454)
                                             ----------       ----------

           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                            =============================
                                                   Nine Months Ended
                                                      December 31,
                                            -----------------------------
                                                1997              1996
                                            -----------------------------

Cash flows from financing activities:
  Proceeds from mortgage notes                  217,895          159,360
  Principal payments of mortgage
   notes                                       (233,307)      (1,229,308)
  Proceeds from construction loans               99,751        6,279,465
  Principal payments on construction
   loans                                       (880,951)               0
  Increase in deferred costs                   (109,005)               0
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority interest            (15,186)        (166,322)
                                            -----------      -----------
  Net cash (used in) provided by
   financing activities                        (920,803)       5,043,195
                                            -----------      -----------
Net decrease in cash and
  cash equivalents                           (1,534,020)      (5,381,070)
Cash and cash equivalents at
  beginning of period                         4,622,176       13,646,746
                                            -----------      -----------
Cash and cash equivalents at
  end of period                             $ 3,088,156      $ 8,265,676
                                            ===========      ===========

Supplemental disclosure of noncash
  financing activities:
  Property and equipment reclassified
   from construction in progress            $         0      $13,593,811
  Conversion of construction notes
   payable to mortgage notes
   payable                                   11,424,856        5,025,622


           See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


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

As of December 31, 1997, the Partnership has acquired an interest in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $9,000 and $9,000 and $22,000 and $16,000 for the three and nine

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


months ended December 31, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1997.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1997, the results of operations for the three and nine months ended December 31, 1997 and 1996 and changes in cash flows for the nine months ended December 31, 1997 and 1996. However, the operating results for the nine months ended December 31, 1997 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1997 and 1996 were as follows:

                         Three Months Ended      Nine Months Ended
                            December 31,           December 31,
                       --------------------      ------------------
                          1997        1996       1997        1996
                       --------------------      ------------------

Partnership            $ 12,500    $ 25,000    $ 37,500    $ 75,000
management fees (a)
Expense                  23,000      39,405      98,089      90,021
reimbursement (b)
Property                 62,391      57,314     187,307     148,246
management fees (c)
Local administrative      5,000       3,000      15,000       9,000
fee (d)                --------    --------    --------    --------


                       $102,891    $124,719    $337,896    $322,267
                       ========    ========    ========    ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $150,000 and $115,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)


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

(c) Property management fees incurred by the Local Partnerships amounted to $141,975 and $102,848 and $403,699 and $279,479 for the three and nine months ended December 31, 1997 and 1996, respectively. Of these fees, $62,391 and $57,314 and $187,307 and $148,246 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 1997, the Partnership has invested approximately $47,055,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $2,321,000 remains to be paid (including approximately $1,102,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the nine months ended December 31, 1997, approximately $2,005,000 was paid to Local Partnerships (of which approximately $176,000 was released from escrow). An additional $46,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1997. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $59,000 during the nine months ended December 31, 1997.

For the nine months ended December 31, 1997, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $1,534,000 due to net cash used in operating activities ($143,000), a decrease in due to local general partners and affiliates relating to investing activities ($139,000), improvements to property and equipment ($258,000), an increase in cash held in escrow from investing activities ($73,000), net principal payments from mortgage notes and construction loans ($797,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($15,000) and an increase in deferred costs ($109,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $2,764,000.

At December 31, 1997 and March 31, 1997, approximately $287,000 and $493,000 of the working capital reserve remains unused, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus cash distributions received and to be received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the nine months ended December 31, 1997 and 1996, amounts received from operations of the Local Partnerships were approximately $700 and $0, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $150,000 and $115,000 were accrued and unpaid as of December 31, 1997 and March 31, 1997, respectively (see Note 2).

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

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1997 and 1996 consisted primarily of

(1) approximately $14,000 and $48,000 and $64,000 and $172,000, respectively, of tax-exempt interest income earned on funds not currently invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen consolidated Local Partnerships.

For the three and nine months ended December 31, 1997 as compared to 1996, rental income and all categories of expenses except general and administrative-related parties increased and the results of operations are not comparable due to the construction and rent up of properties. In addition, interest income will decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $7,000 and $87,000 for the three and nine months ended December 31, 1997 as compared to the corresponding periods in 1996 primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. General and administrative-related parties decreased approximately $22,000 for the three months ended December 31, 1997 as compared to 1996 primarily due to a decrease in partnership management fees and expense reimbursements payable to the General Partner. For the three months ended December 31, 1997 and 1996, two and two of the Partnership's fifteen consolidated properties, respectively, completed construction in a previous fiscal quarter, and were in various stages of rent up. In addition, thirteen and ten of the properties had completed construction and were rented up in a previous fiscal quarter. For the nine months ended December 31, 1997 and 1996, zero and two of the Partnership's fifteen consolidated properties, respectively, completed construction, and were in various stages of rent up. In addition, three and zero of the properties had completed construction in a previous fiscal year, and were in various stages of rent up for the nine months. Also, twelve and ten of the properties had completed construction and were fully rented up in a previous fiscal year. As of the end of the three and nine months ended December 31, 1997 and 1996, zero and three of the Partnership's fifteen consolidated properties, respectively, were still under construction and one and four of the properties, respectively, had construction loans with commitments for permanent financing as of December 31, 1997 and 1996.

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


Date: February 4, 1998

                         By: /s/ Alan P. Hirmes
                             ------------------
                             Alan P. Hirmes,
                             Vice President
                             (principal financial officer)

Date: February 4, 1998

                         By: /s/ Glenn F. Hopps
                             ------------------
                             Glenn F. Hopps,
                             Treasurer
                             (principal accounting officer)