Form 10-K
period 1998-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1998-06-24
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-37724

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3646846
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                 10022
--------------------------------------                                 -----
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

     None

Index to exhibits may be found on page 83

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

On January 19, 1993, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"). As of March 31, 1998 the Partnership has received $58,928,000 of Gross Proceeds of the Offering from 3,473 investors ("BACs holders"). The Offering was terminated on April 7, 1994.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1998 the Partnership acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 1998, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $1,916,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

Investment Objectives/Government Incentives

The Partnership was formed to invest in low income Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits. The investment objectives of the Partnership are described below.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Housing Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

Employees

The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 1998. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14. Schedule III.

                           Local Partnership Schedule

                                                                       % of Units Occupied  at  May 1,
Name and Location                                                   ----------------------------------------
(Number of Units)                               Date Acquired       1998     1997     1996     1995     1994
-----------------                               -------------       ----     ----     ----     ----     ----
Lincoln Renaissance
  Reading, PA (52)                              April 1993          98%      100%     98%      100%       0%*(1)

United Germano-Millgate
  Limited Partnership
  Chicago, IL (350)                             October 1993        98%       98%     98%       98%      64%*(1)

                           Local Partnership Schedule
                                   (continued)

                                                                       % of Units Occupied  at  May 1
Name and Location                                                   ----------------------------------------
(Number of Units)                               Date Acquired       1998     1997     1996     1995     1994
-----------------                               -------------       ----     ----     ----     ----     ----
Mansion Court Associates
  Philadelphia, PA (30)                         November 1993       100%      93%     100%     100%      47%(1)

Derby Run Associates, L.P.
  Hampton, VA (160)                             February 1994        71%      94%      95%      96%       0%*

Renaissance Plaza '93 Associates , L.P.
  Baltimore, MD (95)                            February 1994        99%      99%      98%      83%(1)    0%*

Tasker Village Associates
  Philadelphia, PA (28)                         May 1994             96%      93%     100%       0%(1)    0%*

Martha Bryant Manor, L.P.
  Los Angeles, CA (77)                          September 1994       95%      92%       0%*      0%*

Colden Oaks
  Limited Partnership
  Los Angeles, CA (38)                          September 1994       92%      95%      97%     100%

Brynview Terrace, L.P.
  Los Angeles, CA (8)                           September 1994      100%     100%       0%*      0%*

NLEDC, L.P.
  Los Angeles, CA (43)                          September 1994       95%      93%      93%       0%*

Creative Choice
  Homes VI, Ltd.
  Miami, FL (102)                               September 1994       98%      98%      98%       0%*

P&P Homes for the Elderly, L.P.
  Los Angeles, CA (107)                         September 1994       95%      68%(1)    0%*      0%*

Clear Horizons
  Limited Partnership
  Shreveport, LA (84)                           December 1994        90%      93%      95%     100%

Neptune Venture, L.P.
  Neptune Township, NJ (99)                     April 1995           98%     100%      35%(1)

Affordable Green Associates L.P.
  New York, NY (41)                             April 1995          100%     100%     100%

*Properties still in construction phase

(1)  Properties are in rent-up phase.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum allowable rents for the residential units are determined annually by HUD.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation is not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded have been treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit (all of which have expired as of March 31, 1998), Operating Deficit (all current operating deficits expire within the next three years) and/or Rent-Up Guarantees (all rent-up deficit guarantees expire within the next two years) are secured by letters of credit and/or cash escrow deposits.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 1998, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of March 31, 1998 the Partnership has approximately 3,473 registered holders of an aggregate of 58,928 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions.

The Partnership has made no distributions to the BACs holders as of March 31, 1998. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                                       Year ended March 31,
                                  -----------------------------------------------------------------------------------------
OPERATIONS                             1998               1997               1996               1995              1994
----------                        -------------      -------------      -------------      -------------      -------------

Revenues                          $   7,905,546      $   6,663,351      $   5,325,045      $   2,433,861      $    643,475

Operating expenses                   13,202,649         10,687,879          8,277,953          3,634,184           911,326

Loss on impairment of assets          3,925,514                  0                  0                  0                 0
                                  -------------      -------------      -------------      -------------      ------------

Loss before minority interest        (9,222,617)        (4,024,528)        (2,952,908)        (1,200,323)         (267,851)

Minority interest in loss of
  subsidiaries                           10,710              8,916              8,519              7,160             1,404
                                  -------------      -------------      -------------      -------------      ------------

Net loss                          $  (9,211,907)     $  (4,015,612)     $  (2,944,389)     $  (1,193,217)     $   (266,447)
                                  =============      =============      =============      =============      ============
Net loss per weighted average
  BAC                             $     (154.76)     $      (67.46)     $      (49.47)     $      (20.06)     $      (7.69)
                                  =============      =============      =============      =============      ============

                                                                           March 31,
                                  -----------------------------------------------------------------------------------------
FINANCIAL POSITION                     1998               1997               1996               1995              1994
------------------                -------------      -------------      -------------      -------------      -------------
Total assets                      $ 103,971,047      $ 112,831,500      $ 116,928,522      $ 104,107,965      $ 69,285,916
                                  =============      =============      =============      =============      ============

Total liabilities                 $  68,811,891      $  68,438,976      $  68,086,980      $  52,049,809      $ 17,077,396
                                  =============      =============      =============      =============      ============

Minority interest                 $     295,728      $     317,189      $     750,595      $   1,022,820      $    859,064
                                  =============      =============      =============      =============      ============

Total partners' capital           $  34,863,428      $  44,075,335      $  48,090,947      $  51,035,336      $ 51,349,456
                                  =============      =============      =============      =============      ============

During the year ended March 31, 1998, total assets decreased primarily due to depreciation, loss on impairment of assets and the repayments of amounts due to local general partners and affiliates, partially offset by improvements to property and equipment. During the year ended March 31, 1997, total assets decreased primarily due to a decrease in cash and cash equivalents resulting from construction in progress and acquisitions of property and equipment in excess of net proceeds from mortgage and construction loans and also the repayments of amounts due to local general partners and affiliates. This decrease in cash and cash equivalents was partially offset by the increase in construction in progress and acquisitions of property and equipment net of depreciation. During the years ended March 31, 1996, 1995 and 1994, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. Property and equipment increased approximately $37,000,000, $22,000,000 and $22,000,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Construction in progress decreased approximately $19,000,000 and $4,000,000 for the years ended March 31, 1997 and 1996, respectively, and increased approximately $19,000,000 and $5,000,000 for the years ended March 31, 1995 and 1994, respectively. Construction notes increased approximately $18,000,000 and $1,000,000 for the years ended March 31, 1995 and 1994, respectively. Due to local general partner and affiliates increased approximately $6,000,000 and $1,000,000 for the years ended March 31, 1995 and 1994, respectively (Note 8). For the year ended March 31, 1996, the increase in property and equipment and construction in progress was partially funded by capital contributions made to the Local Partnerships resulting in a decrease in cash and cash equivalents. For the years ended March 31, 1997 and 1996 minority interest decreased due to distributions received by the local general partners. Minority interest increased due to capital contributions from local general partners for the years ended March 13, 1995 and 1994.

Cash Distributions

The Partnership has made no distributions to the BACs holders as of March 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General

The Partnership's primary source of funds include interest earned on proceeds from the offering which were invested in tax-exempt money market instruments pending final payments to Local Partnerships and a working capital reserve and interest thereon. All these sources of funds are available to meet obligations of the Partnership.

As of March 31, 1998, the Partnership has invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $1,916,000 remains to be paid (including approximately $758,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 1998, approximately $2,355,000 was paid (of which approximately $520,000 was released from escrow). An additional $46,000 was placed into escrow for purchase price payments during the year ended March 31, 1998. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. Such adjustments resulted in a net increase in purchase price of approximately $15,000 during the year ended March 31, 1998.

For the Fiscal Year ended March 31, 1998, cash and cash equivalents for the Partnerships and its fifteen consolidated Local Partnerships decreased approximately $1,971,000. This decrease is primarily due to cash used in operating activities ($167,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($710,000), improvements to property and equipment ($694,000), net principal payments from mortgage notes and construction loans ($582,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($11,000) and an increase in deferred costs ($35,000) which exceeded an increase in cash held in escrow from investing activities ($227,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($3,519,000) and a loss on impairment of assets of approximately $3,926,000.

At March 31, 1998, there is a balance of approximately $337,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 1998, 1997 and 1996, respectively, amounts received from operations of the Local Partnerships were approximately $52,000, $0 and $16,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $163,000 and $113,000 were accrued and unpaid as of March 31, 1998 and 1997, respectively (see Note 8). Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).

The Partnership had negotiated development deficit guarantees with the Local Partnerships in which it has invested. The Local General Partners had agreed to fund development deficits through the breakeven dates of each of the Local Partnerships, most of which were unlimited or in an unspecified amount. As of March 31, 1998 and 1997, $0 and $59,035 had been funded under the Development Deficit Guaranty Agreements. Although all development deficit guarantees have expired as of March 31, 1998, management does not expect a material impact on liquidity, based on prior years' fundings.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of March 31, 1998. As of March 31, 1998 and 1997, 278,908 and $193,032 has been funded under the Operating Deficit Guaranty agreements. All current operating deficit guarantees expire within the next three years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

In addition, several Local Partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of unexpired Rent-Up Guarantees for the Local Partnerships is approximately $177,000 as of March 31, 1998. All rent-up deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

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

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 31, 1998, the Partnership has recorded approximately $3,926,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). The net loss for the 1997 Fiscal Year includes a loss on impairment of assets of approximately $3,926,000 (see Note 4 in Item 8. Financial Statements and Supplementary Data).

The net loss for the 1997, 1996 and 1995 Fiscal Years totaled $9,211,907, $4,015,612 and $2,944,389, respectively.

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,454,368, $6,399,740 and $3,997,227 Housing Tax Credits and $0,
$37,112 and $619,383 Historic Tax Credits during the 1997, 1996 and 1995 tax years, respectively.

1997 vs. 1996

The Partnership's results of operations for the 1997 and 1996 Fiscal Years consisted primarily of (1) approximately $75,000 and $198,000 respectively of tax-exempt interest income earned on funds not invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen consolidated Local Partnerships.

For the year ended March 31, 1998 as compared to 1997, rental income and all categories of expenses increased and the results of operations are not comparable due to the rent-up of properties. In addition, interest income will continue to decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $105,000 as compared to 1997 primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. For the years ended March 31, 1998 and 1997, zero and five of the Partnership's fifteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition for the years ended March 31, 1998 and 1997, thirteen and ten of the properties had completed construction and were rented up in a previous fiscal year. As of March 31, 1998 and 1997, none of the Partnership's fifteen consoli-ated properties were still under construction and zero and four of the properties, respectively, had construction loans with commitments for permanent financing.

1996 vs. 1995

The Partnership's results of operations for the 1996 and 1995 Fiscal Years consisted primarily of (1) approximately $198,000 and $440,000, respectively, of tax-exempt interest income earned on funds not invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen consolidated Local Partnerships.

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

Results of Operations of Certain Local Partnerships

Clear Horizons Limited Partnership

At December 31, 1997, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $90,000. Although this condition could raise substantial doubt about Clear Horizons ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1997 is $108,619 owed to related parties who do not intend to pursue collection beyond Clear Horizon's ability to pay.

2. The general partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1997.

Clear Horizons is also named as a defendant in a lawsuit involving the wrongful death of a person on the premises of the apartment project. Clear Horizons' defense is being handled by its liability insurer. Legal counsel believes that any settlement will be within insurance policy limits, $3,000,000, and there will be no loss to Clear Horizons. The maximum loss which the Partnership would be liable for is its net investment in Clear Horizons. The Partnership's investment in Clear Horizons at March 31, 1998 and 1997 was approximately $921,000 and $963,000, respectively, and the minority interest balance was $0. Clear Horizons net loss after minority interest amounted to approximately $52,000, $63,000 and $27,000 for the 1997, 1996 and 1995 Fiscal Years,
respectively.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partner is in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 8.     Financial Statements and Supplementary Data.

                                                                                           Sequential
                                                                                              Page
                                                                                           ----------
(a) 1.      Consolidated Financial Statements

            Independent Auditors' Report                                                       16

            Consolidated Balance Sheets at March 31, 1998 and 1997                             63

            Consolidated Statements of Operations for the Years Ended March 31,
            1998, 1997 and 1996                                                                64

            Consolidated Statements of Changes in Partners' Capital (Deficit)
            for the Years Ended March 31, 1998, 1997 and 1996                                  65

            Consolidated Statements of Cash Flows for the Years Ended March 31,
            1998, 1997 and 1996                                                                66

            Notes to Consolidated Financial Statements                                         68

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1997 and 1996, the related consolidated statements of operations and changes in partners' capital and cash flows for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (Fiscal 1997, 1996 and 1995) subsidiary partnerships whose losses aggregated $8,886,716, $3,792,023 and $2,533,349 for the 1997, 1996 and 1995 Fiscal Years,
respectively, and whose assets constituted 95% and 94% of the Partnership's assets at March 31, 1998 and 1997, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


/s/ Trien Rosenberg Rosenberg
    Weinberg Ciullo & Fazzari L.L.P.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari L.L.P.


New York, New York
June 22, 1998

                      [Letterhead of Ziner & Company, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Lincoln Renaissance

        We have audited the accompanying balance sheet of Lincoln Renaissance (a Pennsylvania Limited Partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lincoln Renaissance as of December 31, 1996 were audited by other auditors whose report, dated February 16, 1997, expressed an unqualified opinion on those financial statements.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

January 17, 1998
Boston, Massachusetts

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

                    [Letterhead of WIELAND & COMPANY, INC.]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Illinois Housing Development Authority's Financial Reporting and Audits Guidelines for Mortgagors of Multifamily Housing Developments. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 1998, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and reports dated January 21, 1998 on its compliance with specific requirements applicable to major HUD and IHDA-assisted programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Wieland & Company, Inc.

Batavia, Illinois
January 21, 1998

Engagement Partner:        Paul H. Wieland
                           1157 South Raddant Road
                           Batavia, Illinois 60510
                           (630) 761-8199

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


/s/ WIELAND & COMPANY, INC.

March 15, 1996

Employer Identification No.: 36-4025026

Engagement Partner: Paul H. Wieland
                    315 James Street
                    Geneva, Illinois 60134

                      [Letterhead of Ziner & Company, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Associates

        We have audited the accompanying balance sheet of Mansion Court Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mansion Court Associates as of December 31, 1996 were audited by other auditors whose report, dated February 17, 1997, expressed an unqualified opinion on those financial statements.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                       /s/ Ziner & Company, P.C.

January 31, 1998
Boston, Massachusetts

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

                     [Letterhead of Burrus Paul & Turnbull]

                          INDEPENDENT AUDITORS' REPORT

To the Partners                          Virginia Housing Development Authority
Derby Run Associates, L.P.               601 S. Belvidere Street
Virginia Beach, Virginia                 Richmond, Virginia 23220

     We have audited the accompanying balance sheet of Derby Run Associates, L.P., Project No. 93-0625-C, as of December 31, 1997, and the related statement of profit and loss (HUD Form 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VHDA Project No. 93-0625-C as of December 31, 1997 and the results of its operations, changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

                                                    /s/ Burrus Paul & Turnbull

                                                    CERTIFIED PUBLIC ACCOUNTANTS

February 11, 1998
Norfolk, Virginia

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


                                            /s/ WALL, EINHORN & CHERNITZER, P.C.

Norfolk, Virginia
February 14, 1996

                  [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

        We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 1997, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

        Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

         In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 31, 1998 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control and on its compliance with requirements applicable to CDA programs, fair housing and non-discrimination and laws and regulations applicable to the financial statements.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 31, 1998

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


/s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
February 9, 1996

                      [Letterhead of Ziner & Company, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Tasker Village Associates

        We have audited the accompanying balance sheet of Tasker Village Associates (a Pennsylvania limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tasker Village Associates as of December 31, 1996 were audited by other auditors whose report, dated January 28, 1997, expressed an unqualified opinion on those financial statements.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates at December 31, 1997, and the results of its operations, changes in partners' equity, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ Ziner & Company, P.C.

January 28, 1998
Boston, Massachusetts

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

                        [Letterhead of Clifford R. Benn]

                          INDEPENDENT AUDITOR'S REPORT

General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 1997 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1997 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.

As more fully described in Note 6, subsequent to the issuance of the partnership's 1997 financial statements and my report thereon dated February 2, 1998, I became aware that those financial statements did not properly disclose deferred mortgage interest payable. In my original report I expressed an unqualified opinion on the 1997 financial statements, and my opinion on the revised statements, as expressed herein, remains unqualified.


                                                 /s/ Clifford R. Benn

Carson, California
February 2, 1998, except as to the last paragraph above and Notes 5 and 6, which are as of March 13, 1998

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

                         [Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of Colden Oaks, a California Limited Partnership, as of December 31, 1997, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks Partnership as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Marvin Mason

Marvin Mason
Encino, California
February 28, 1998

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

                        [Letterhead of Clifford R. Benn]

                          INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 1997 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1997 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.

                                                 /s/ Clifford R. Benn, C.P.A.

February 24, 1998
Carson, California

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

                      [Letterhead of Robert J. Pacheco, CPA]

                          Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 1997, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 1997, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, I have also issued reports dated February 25, 1998, on my consideration of the Partnership's internal control, on its compliance with specific requirements applicable to non-major HUD programs and specific requirements applicable to Affirmative Fair Housing.

/s/ Robert Pacheco

Robert J. Pacheco, CPA
Pasadena, California
February 25, 1998

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

February 21, 1996

                  [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

        We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 1997, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 1997, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
February 6, 1998

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

                         /s/ REZNICK FEDDER & SILVERMAN


Bethesda, Maryland
March 22, 1996

                 [Letterhead of SUAREZ ACCOUNTANCY CORPORATION]

                          Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. as of December 31, 1997, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. at December 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              /s/ Suarez Accountancy Corporation

January 30, 1998
San Pedro, California

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

                     [Letterhead of COLE, EVANS & PETERSON]

         INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
                          AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 1997, and the related statements of profit and loss, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 1997 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1997 taken as a whole. The supplementary Schedules 1 through 5 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Clear Horizons Apartments                                                 Page 2


In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated February 9, 1998 on our consideration of Clear Horizons Limited Partnership's internal control, and reports dated February 9, 1998, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs.

/s/ Cole, Evans & Peterson

Cole, Evans & Peterson
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
Shreveport, Louisiana
February 9, 1998

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


                           /s/ COLE, EVANS & PETERSON
                             Cole, Evans & Peterson
                             Federal ID No. 72-0506596

Lead Auditor: Steven W. Hedgepeth

                      [Letterhead of Ziner & Company, P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.

        We have audited the accompanying balance sheet of Neptune Venture, L.P. (a New Jersey limited partnership) as of December 31, 1997, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Neptune Venture, L.P. as of December 31, 1996 were audited by other auditors whose report, dated February 15, 1997, expressed an unqualified opinion on those financial statements.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ Ziner & Company, P.C.

January 26, 1998
Boston, Massachusetts

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



/s/ J. H. Williams & Co., LLP
-----------------------------


Kingston, Pennsylvania
February 15, 1997

                [Letterhead of Lawlor, O'Brien & Chervenak, LLC]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 1997 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 1997 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            /s/ Lawlor, O'Brien & Chervenak, LLC

West Paterson, New Jersey
March 3, 1998

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


                                                 /s/ LAWLOR, O'BRIEN & LESKOWICZ
West Paterson, New Jersey
February 28, 1996

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,
                                                                                 --------------------------------
                                                                                      1998                1997*
                                                                                 ------------        ------------
Property and equipment net, less accumulated
  depreciation (Notes 2, 4 and 7)                                                $ 97,677,550        $104,314,397
Cash and cash equivalents (Notes 2, 3 and 10)                                       2,651,208           4,622,176
Cash held in escrow (Notes 3 and 5)                                                 2,560,903           2,867,836
Deferred costs, less accumulated amortization (Notes 2 and 6)                         520,550             599,679
Other assets                                                                          560,836             427,412
                                                                                 ------------        ------------

                                                                                 $103,971,047        $112,831,500
                                                                                 ============        ============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable (Note 7)                                                $ 59,280,374        $ 39,799,356
  Construction loan payable                                                                 0          20,062,725
  Accounts payable and other liabilities                                            1,566,693           1,712,789
  Accrued interest                                                                  4,925,673           3,236,325
  Due to local general partners and affiliates (Note 8)                             2,764,688           3,436,045
  Due to general partner and affiliates (Note 8)                                      274,463             191,736
                                                                                 ------------        ------------

                                                                                   68,811,891          68,438,976
                                                                                 ------------        ------------

Minority interests                                                                    295,728             317,189
                                                                                 ------------        ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital:
  Limited partners
   (58,928 BACs issued and outstanding)                                            35,038,743          44,158,531
  General partner                                                                    (175,315)            (83,196)
                                                                                 ------------        ------------

   Total partners' capital                                                         34,863,428          44,075,335
                                                                                 ------------        ------------

   Total liabilities and partners' capital                                       $103,971,047        $112,831,500
                                                                                 ============        ============

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year Ended March 31,
                                               --------------------------------------------
                                                    1998           1997           1996
                                               ------------   -------------    ------------
Revenues

  Rental income                                $  7,576,204    $  6,228,770    $  4,598,213
  Other income                                      329,342         434,581         726,832
                                               ------------    ------------    ------------
                                                  7,905,546       6,663,351       5,325,045
                                               ------------    ------------    ------------
Expenses
  General and administrative                      2,249,869       1,763,480       1,366,774
  General and administrative-related parties
   (Note 8)                                         454,756         422,058         672,731
  Repairs and maintenance                         1,574,825       1,311,272         990,315
  Operating                                         964,586         761,402         541,524
  Taxes                                             670,869         564,263         497,793
  Insurance                                         523,826         459,725         366,543
  Financial, principally interest                 3,244,578       2,345,048       1,681,052
  Depreciation and amortization                   3,519,340       3,060,631       2,161,221
  Loss on impairment of assets (Note 4)           3,925,514               0               0
                                               ------------    ------------    ------------
                                                 17,128,163      10,687,879       8,277,953
                                               ------------    ------------    ------------

Loss before minority interest                    (9,222,617)     (4,024,528)     (2,952,908)

Minority interest in loss of subsidiary
  partnerships                                       10,710           8,916           8,519
                                               ------------    ------------    ------------

Net loss                                       $ (9,211,907)   $ (4,015,612)   $ (2,944,389)
                                               ============    ============    ============

Net loss - limited partners                    $ (9,119,788)   $ (3,975,456)   $ (2,914,945)
                                               ============    ============    ============

Weighted average number of BACs outstanding          58,928          58,928          58,928
                                               ============    ============    ============

Net loss per BAC                               $    (154.76)   $     (67.46)   $     (49.47)
                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                                   Limited           General
                                                                    Total          Partners          Partners
                                                                -----------       -----------        ---------
Partners' capital (deficit)-April 1, 1995                       $51,035,336       $51,048,932        $ (13,596)

Net loss                                                         (2,944,389)       (2,914,945)         (29,444)
                                                                -----------       -----------        ---------

Partners' capital (deficit)-March 31, 1996                       48,090,947        48,133,987          (43,040)

Net loss                                                         (4,015,612)       (3,975,456)         (40,156)
                                                                -----------       -----------        ---------

Partners' capital (deficit)-March 31, 1997                       44,075,335        44,158,531          (83,196)

Net Loss                                                         (9,211,907)       (9,119,788)         (92,119)
                                                                -----------       -----------        ---------

Partners' capital (deficit)-March 31, 1998                      $34,863,428       $35,038,743        $(175,315)
                                                                ===========       ===========        =========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                               Year Ended March 31,
                                                              ---------------------------------------------------
                                                                    1998             1997*               1996*
                                                              -------------     -------------       -------------
Cash flows from operating activities:
  Net loss                                                    $  (9,211,907)    $  (4,015,612)      $  (2,944,389)
                                                              -------------     -------------       -------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                                   3,519,340         3,060,631           2,161,221
  Loss on impairment of assets                                    3,925,514                 0                   0
  Minority interest in loss of subsidiary partnerships              (10,710)           (8,916)             (8,519)
  (Increase) decrease in assets
   Cash held in escrow                                               79,478          (227,751)          1,702,798
   Other assets                                                    (133,424)            7,382            (123,399)
  Increase (decrease) in liabilities
   Accounts payable and other liabilities                          (146,096)       (1,795,533)           (191,460)
   Accrued interest                                               1,689,348         1,174,918           1,357,560
   Increase in due to local general partners
     and affiliates                                                  59,825            57,374             181,392
   Decrease in due to local general partners
     and affiliates                                                 (21,489)         (152,491)                  0
   Due to general partner and affiliates                             82,727           142,981              46,123
                                                              -------------     -------------       -------------
   Total adjustments                                              9,044,513         2,258,595           5,125,716
                                                              -------------     -------------       -------------

  Net cash (used in) provided by
   operating activities                                            (167,394)       (1,757,017)          2,181,327
                                                              -------------     -------------       -------------

Cash flows from investing activities:
  Improvements to property and equipment                           (693,694)          (87,591)        (10,422,237)
  Increase in construction in progress                                    0        (7,547,901)        (22,579,370)
  Increase in cash held in escrow                                   227,455            13,834           1,606,866
  Increase in deferred costs                                              0           (83,617)           (118,849)
  Decrease in accounts payable
   and other liabilities                                                  0                 0          (1,111,438)
  Increase in due to local general partners
   and affiliates                                                   278,606           581,206             662,982
  Decrease in due to local general partners
   and affiliates                                                (1,126,883)       (2,662,155)         (1,943,924)
                                                              -------------     -------------       -------------

  Net cash used in investing activities                          (1,314,516)       (9,786,224)        (33,905,970)
                                                              -------------     -------------       -------------

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                        Year Ended March 31,
                                                                         --------------------------------------------
                                                                              1998            1997            1996
                                                                         ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from mortgage notes                                              4,220,575         302,275          95,990
  Principal payments of mortgage notes                                       (488,360)       (427,742)       (273,461)
  Proceeds from construction loans                                            306,635       7,994,639      16,909,776
  Principal payments of construction loans                                 (4,620,557)     (3,909,635)       (606,000)
  Increase in due to local general partners
   and affiliates                                                             326,443         215,006         506,250
  Decrease in due to local general partners
   and affiliates                                                            (187,859)     (1,168,847)              0
  Increase in deferred costs                                                  (35,184)        (62,535)        (42,608)
  Decrease in capitalization of consolidated
     subsidiaries attributable to minority interest                           (10,751)       (424,490)       (263,706)
                                                                         ------------    ------------    ------------

  Net cash (used in) provided by financing activities                        (489,058)      2,518,671      16,326,241
                                                                         ------------    ------------    ------------

Net decrease in cash and cash equivalents                                  (1,970,968)     (9,024,570)    (15,398,402)

Cash and cash equivalents at beginning of year                              4,622,176      13,646,746      29,045,148
                                                                         ------------    ------------    ------------

Cash and cash equivalents at end of year                                 $  2,651,208    $  4,622,176    $ 13,646,746
                                                                         ============    ============    ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                                 $  1,088,536    $  1,124,869    $    640,805

Supplemental disclosure of noncash investing and financing activities:
  Capitalization of deferred acquisition costs                           $          0    $          0    $    817,767
  Property and equipment reclassified from
   construction in progress                                              $          0    $ 26,669,724    $ 26,916,748
  Development fees to local general partners
   and affiliates, accounts payable and other
   liabilities capitalized to construction in
   progress and property and equipment                                   $          0    $          0    $    403,381

  Conversion of construction notes payable
   to mortgage notes payable                                             $ 15,748,803    $  2,237,128    $ 16,661,523

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 1998.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1998, the Partnership has raised a total of $58,928,000 representing 58,928 BACs. The offering was terminated on April 7, 1994.

The terms of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fifteen subsidiary partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership's fiscal year ends on March
31. The Partnership's fiscal year ends March 31, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $80,000, $30,000 and $17,000 for the years ended March 31, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

c)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through March 31, 1998, the Partnership has recorded a loss on impairment of assets of approximately $3,926,000.

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

e)  Organization and Offering Costs

Costs incurred to organize the Partnership, including but not limited to legal, accounting and registration fees, are considered deferred organization expenses. These costs are capitalized and are being amortized over a 60-month period. Costs incurred to sell BACs, including bro-

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


kerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

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

Cash and Cash Equivalents and Cash Held in Escrow

The carrying amount approximates fair value.

Mortgage Notes Payable

The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                        March 31, 1998                    March 31, 1997
                                                 ----------------------------    -----------------------------
                                                   Carrying                       Carrying
                                                    Amount         Fair Value      Amount          Fair Value
                                                 -----------     ------------    -----------       -----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value               $ 1,235,000     $  1,235,000    $ 1,290,000        $1,290,000
Not Practicable                                  $58,045,374                *    $38,509,356                 *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                             March 31,              Estimated
                                  ------------------------------   Useful Lives
                                       1998              1997        (Years)
                                  -------------    -------------   ------------
Land                              $   6,228,836    $  6,146,420        --
Building and improvements            99,769,605     103,162,144       10-40
Furniture and fixtures                1,013,826         935,523       5-10
                                  -------------    ------------
                                    107,012,267     110,244,087
Less:  Accumulated depreciation      (9,334,717)     (5,929,690)
                                  -------------    ------------

                                  $  97,677,550    $104,314,397
                                  =============    ============

Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 1998 and 1997.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 1998 and 1997, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1998, 1997 and 1996 amounted to $3,405,027, $2,969,828 and $2,101,923, respectively.

On December 31, 1997, the building owned by Colden Oaks Limited Partnership was deemed to be impaired and written down to estimated fair value. The impairment loss was determined to be $3,925,514 and has been charged to operations in the 1997 Fiscal Year. Management has determined that, due to the need to continue to provide low income rents to comply with Internal Revenue Service requirements to receive federal low income housing tax credits and the accumulation of significant construction costs, the value of the Colden Oaks apartment building is determined to be impaired. The amount of the asset write-down was measured as the amount by which the carrying amount of the apartment building exceeded its fair market value.

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                March 31,
                                                      --------------------------
                                                         1998            1997
                                                      ----------      ----------
Purchase price payments*                              $  757,620      $1,231,525
Construction                                                   0          24,836
Real estate taxes, insurance and other                 1,169,815       1,249,293
Reserve for replacements (Note 7)                        633,468         362,182
                                                      ----------      ----------

                                                      $2,560,903      $2,867,836
                                                      ==========      ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                   March 31,
                                           -----------------------
                                              1998          1997       Period
                                           ---------     ---------   -----------

Financing costs                            $ 376,394     $ 341,210         *
Organization costs                           400,475       400,475     60 months
Other                                         33,703        33,703      various
                                           ---------     ---------
                                             810,572       775,388
Less:  accumulated amortization             (290,022)     (175,709)
                                           ---------     ---------

                                           $ 520,550     $ 599,679
                                           =========     =========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 1998, 1997 and 1996 amounted to $114,313, $90,803 and $59,298, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $146,000 including principal and interest at rates ranging from 0% to 9.65% per annum, from the year 2003 through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $5,344,868 and $5,505,886 at December 31, 1997 and 1996, respectively, which bears interest at 7% per annum was eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                                             Amount
------------------                                           -----------
1998                                                         $   335,813
1999                                                             362,573
2000                                                             402,966
2001                                                             451,031
2002                                                             478,607
Thereafter                                                    57,249,384
                                                             -----------
                                                             $59,280,374
                                                             ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $23,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1998, 1997 and 1996 are as follows:

A)  Acquisition Fees and Expenses

The General Partner was paid an acquisition fee equal to 6% of the gross proceeds of the offering paid upon investor closing, for its services in connection with the selection and evaluation of Local Partnerships. Such fees have been capitalized as a cost of the investments upon closing of subsidiary partnerships' acquisitions. As of March 31, 1998, 1997 and 1996, $3,535,680, of such costs have been incurred, respectively.

B)  Guarantees

The Partnership had negotiated development deficit guarantees with the subsidiary partnerships in which it has invested. The Local General Partners had agreed to fund development deficits through the break-even dates of each of the subsidiary partnerships, most of which were unlimited or in an unspecified amount. Amounts received under development deficit guarantees from the developers of the properties purchased by the Partnership have been treated as a reduction of the asset. Although all development deficit guarantees have expired as of March 31, 1998, management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


The Partnership has negotiated Operating Deficit Guaranty Agreements with all subsidiary partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, none of which have expired as of March 31, 1998. As of March 31, 1998 and 1997, $278,908 and $193,032 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

In addition, several subsidiary partnerships have Rent-Up Guaranty Agreements, in which the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. The terms of the Rent-Up Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time. The gross amount of unexpired Rent-Up Guarantees for the subsidiary partnerships is approximately $177,000 as of March 31, 1998. There have not been any fundings under these guaranty agreements. Amounts received under rental guarantees from the sellers of the properties purchased by the Partnership are treated as a reduction of the asset.

The Operating Deficit Guaranty Agreements, Rent-Up Guaranty Agreements and Development Deficit Guaranty Agreements were negotiated to protect the Partnership's interest in the subsidiary partnerships and to provide incentive to the Local General Partners to generate positive cash flow.

C)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 1998, 1997 and 1996 were as follows:

                                                   Year Ended March 31,
                                            ------------------------------------
                                              1998          1997          1996
                                            --------      --------      --------
Partnership management fees (a)             $ 50,000      $ 87,500      $434,550
Expense reimbursement (b)                    112,759       101,581        91,757
Property management fees (c)                 259,497       212,977       133,924
Local administrative fees (d)                 32,500        20,000        12,500
                                            --------      --------      --------

                                            $454,756      $422,058      $672,731
                                            ========      ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contribu-

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


tions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $164,000 and $115,000 were accrued and unpaid as of March 31, 1998 and March 31, 1997, respectively.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $547,120, $439,375 and $301,751 for the years ended March 31, 1998, 1997 and
1996, respectively. Of these fees $259,497, $212,977 and $133,924 were earned by affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

D)  Due to local general partners and affiliates

Due to local general partners and affiliates at March 31, 1998 and 1997 consists of the following:



                                                              March 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Operating advances                                     $  184,304     $  495,527
Development fee payable                                 1,905,517      2,069,531
Construction costs payable                                317,000        736,527
Management and other operating advances (*)               357,867        134,460
                                                       ----------     ----------

                                                       $2,764,688     $3,436,045
                                                       ==========     ==========

(*) Includes loans from Local General Partners and affiliates totaling $185,071, bearing interest rates from 8% to 11% and due on demand at March 31, 1998.

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                               Year Ended December 31,
                                                    -----------------------------------------
                                                        1997           1996          1995
                                                    -----------    -----------    -----------
Financial statement net loss                        $(9,211,907)   $(4,015,612)   $(2,944,389)

Differences between depreciation and amorti-
zation expense records for financial reporting
purposes and the accelerated costs recovery
system utilized for income tax purposes                (326,811)      (442,130)      (254,256)

Tax exempt interest income                              (90,171)      (246,119)      (569,018)

Differences resulting from parent company
having a different fiscal year for income tax and
financial reporting purposes                              3,719        (17,634)        12,102

Loss on impairment of assets recorded for
financial reporting purposes                          3,925,514              0              0

Excess losses allocated to minority interest for
income tax purposes                                     266,506        251,793        262,879

Other, including accruals for financial reporting
not deductible for tax purposes until paid              636,727        823,547       (255,530)
                                                    -----------    -----------    -----------

Net loss as shown on the income tax return for
the calendar year ended                             $(4,796,423)   $(3,646,155)   $(3,748,212)
                                                    ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships-Litigation

Clear Horizons Limited Partnership

Clear Horizons Limited Partnership ("Clear Horizons")is named as a defendant in a lawsuit involving the wrongful death of a person on the premises of the apartment project. Clear Horizons' defense is being handled by its liability insurer. Legal counsel believes that any settlement will be within insurance policy limits, $3,000,000, and there will be no loss to Clear Horizons. The maximum loss which the Partnership would be liable for is its net investment in Clear Horizons. The Partnership's investment in Clear Horizons at March 31, 1998 and 1997 was approximately $921,000 and $963,000, respectively, and the minority interest balance was $0. Clear Horizons' net loss after minority interest amounted to approximately $52,000, $63,000 and $27,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

b)  Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
At December 31, 1997, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $90,000. Although this condition could raise substantial doubt about Clear Horizons ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1997 is $108,619 owed to related parties who do not intend to pursue collection beyond Clear Horizon's ability to pay.

2. The general partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1997.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1998, uninsured cash and cash equivalents approximated $1,686,000.

d)  Letters of Credit

As of December 31, 1997, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description                                          Amount
-----------                                          ------

Development contingency                           $  22,400
Rent reduction escrow                               100,000
                                                    -------

                                                   $122,400
                                                   ========

e)  Other

The Partnership and BACs holders began to recognize Housing Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1997, 1996 and 1995 tax years, Housing Tax Credits of $8,454,368, $6,399,740 and
$3,997,227 were generated and $0, $37,112 and $619,383 of Historic Tax Credits were generated, respectively.

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

Name                                            Position
----                                            --------

Stephen M. Ross                                 Director

J. Michael Fried                                President, Chief Executive
                                                   Officer and Director

Alan P. Hirmes                                  Senior Vice President

Stuart J. Boesky                                Vice President

Marc D. Schnitzer                               Vice President

Glenn F. Hopps                                  Treasurer

Lynn A. McMahon                                 Secretary

STEPHEN M. ROSS, 58, is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified

Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein (which subsequently merged with Strook & Strook & Lavan) from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 37, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 35, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42 has since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                           Name and Address of              Amount and Nature of                   Percentage
Title of Class             Beneficial Ownership             Beneficial Ownership                     of Class
--------------             --------------------             --------------------                     --------
General Partnership        Related Independence             $1,000 capital contribution               100%
Interest in the            Associates L.P.                  -directly owned
Partnership                625 Madison Avenue
                           New York, NY 10022

Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

No person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the Related General Partner nor any director or executive officer of the Related General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 23, 1998, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the Related General Partner and (iii) the directors and executive officers of the general partner of the Related General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


                                    Amount and Nature of
Name of Beneficial Owner (1)        Beneficial Ownerahip      Percent of Class
----------------------------        --------------------      ----------------
Lehigh Tax Credit Partners, Inc.      4,453.20 (2) (3)             7.6%

J. Michael Fried                      4,453.20 (2) (3) (4)         7.6%

Alan P. Hinnes                        4,453.20 (2) (3) (4)         7.6%

Stuart J. Boesky                      4,453.20 (2) (3) (4)         7.6%

Stephen M. Ross                             --                      --

Marc D. Schnitzer                           --                      --

Glenn F. Hopps                              --                      --

Lynn A. McMahon                             --                      --

All directors and executive officers  4,453.20 (2) (3) (4)         7.6%
of the general partner of the
Related General Partner as a group
(seven persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated November 7, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to November 7, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13(d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the Related General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the Related General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the Related General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of June 23, 1998, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns Member and owns an equity interest therein.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                     Sequential
                                                                        Page
                                                                     ----------
(a) 1.      Consolidated Financial Statements

            Independent Auditors' Report                                 16

            Consolidated Balance Sheets at March 31,
            1998 and 1997                                                63

            Consolidated Statements of Operations for
            the Years Ended March 31, 1998, 1997 and
            1996                                                         64

            Consolidated Statements of Changes in
            Partners' Capital (Deficit) for the Years
            Ended March 31, 1998, 1997 and 1996                          65

            Consolidated Statements of Cash Flows for
            the Years Ended March 31, 1998, 1997 and
            1996                                                         66

            Notes to Consolidated Financial Statements                   68

(a) 2.      Consolidated Financial Statement Schedules

            Independent Auditors' Report                                 89

            Schedule I - Condensed Financial
            Information of Registrant                                    90

            Schedule III - Real Estate and Accumulated
            Depreciation                                                 93

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

(3B)        Form of Amended and Restated Agreement of
            Limited Partnership of Independence Tax
            Credit Plus L.P. II, attached to the
            Prospectus as Exhibit A**

(3C)        Certificate of Limited Partnership of
            Independence Tax Credit Plus L.P. II as
            filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)       Escrow Agreement between Independence Tax
            Credit Plus L.P. II and Bankers Trust
            Company*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)
                                                                     Sequential
                                                                        Page
                                                                     ----------

(10C)       Form of Purchase and Sales Agreement
            pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)       Form of Amended and Restated Agreement of
            Limited Partnership of Local Partnerships*

            (21)     Subsidiaries of the Registrant                      85

            (27)     Financial Data Schedule (filed herewith)            95

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                 Jurisdiction
(c)         Subsidiaries of the Registrant (Exhibit 21)                       of Organization
            ------------------------------                                    ---------------
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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)

                               By:   RELATED INDEPENDENCE ASSOCIATES L.P.,
                                     General Partner


                               By:   RELATED INDEPENDENCE ASSOCIATES INC.,
                                     General Partner



Date:  June 23, 1998                 By:   /s/ J. Michael Fried
                                           --------------------
                                               J. Michael Fried
                                               President, Chief Executive Officer and Director
                                                      (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                                  Title                                  Date
           ---------                   -------------------------------------            ---------------


                                       President and Chief Executive Officer
                                       (principal executive officer) and
/s/ J. Michael Fried                   Director of Related Independence
--------------------                   Associates Inc.                                   June 23, 1998
J. Michael Fried


                                       Senior Vice President (principal
/s/ Alan P. Hirmes                     financial officer) of Related
------------------                     Independence Associates Inc.                      June 23, 1998
Alan P. Hirmes



                                       Treasurer (principal accounting
/s/ Glenn F. Hopps                     officer) of Related Independence
------------------                     Associates Inc.                                   June 23, 1998
Glenn F. Hopps



/s/ Stephen M. Ross                    Director of Related Independence
-------------------                    Associates Inc.                                   June 23, 1998
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries included in the Form 10-K as presented in our opinion dated June 22, 1998 on page 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1997, 1996 and 1995 Fiscal Years and Schedule III at March 31, 1998. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


/s/ Trien Rosenberg Rosenberg,
    Weinberg Ciullo & Fazzari L.L.P.

Trien Rosenberg Rosenberg,
Weinberg Ciullo & Fazzari L.L.P.


June 22, 1998
New York, New York

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                                    March 31,
                                                                       ---------------------------------
                                                                             1998                1997
                                                                       -------------       -------------
Cash and cash equivalents                                                $ 1,494,854         $ 3,528,297
Cash held in escrow                                                          757,620           1,231,525
Investment in subsidiary partnerships                                     36,246,721          39,414,134
Other assets                                                                  78,108              55,615
                                                                         -----------          ----------

  Total assets                                                           $38,577,303         $44,229,571
                                                                          ==========          ==========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                                    $   211,962         $   154,236
                                                                         -----------          ----------

  Total liabilities                                                          211,962             154,236

Partners' capital                                                         38,365,341          44,075,335
                                                                         -----------          ----------

Total liabilities and partners' capital                                  $38,577,303         $44,229,571
                                                                          ==========          ==========

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' capital on the consolidated balance sheet will differ from partners' capital shown above.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                               Year Ended March 31,
                                                                 ------------------------------------------------
                                                                    1998              1997                1996
                                                                 ----------       -----------          ----------
Revenues
  Other income                                                  $    63,283      $    204,731         $   491,496
                                                                 ----------       -----------          ----------

  Total revenues                                                $    63,283      $    204,731         $   491,496
                                                                 ==========       ===========          ==========

Expenses

  Financial (principally interest)                              $         0      $          0         $    16,024
  Administrative and management                                     130,442           208,172             330,886
  Administrative and management-related parties                     162,759           189,081             526,307
  Amortization                                                       10,000            10,000              10,000
                                                                 ----------       -----------          ----------

  Total expenses                                                    303,201           407,253             883,217
                                                                 ----------       -----------          ----------

  Loss from operations                                             (239,918)         (202,522)           (391,721)

  Equity in loss of subsidiary partnerships                      (5,470,076)       (3,813,090)         (2,552,668)
                                                                 ----------       -----------          ----------

Net loss                                                        $(5,709,994)      $(4,015,612)        $(2,944,389)
                                                                 ==========        ==========          ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      DECREASE IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               Year Ended March 31,
                                                                 ------------------------------------------------
                                                                    1998              1997                1996
                                                                 ----------       -----------          ----------
Cash flows from operating activities:
Net loss                                                        $(5,709,994)      $(4,015,612)        $(2,944,389)
                                                                 ----------        ----------          ----------
Adjustments to reconcile net loss to net cash
  used in operating activities:

  Amortization                                                       10,000            10,000              10,000
  Equity in loss of subsidiary partnerships                       5,470,076         3,813,090           2,552,668

  Increase (decrease) in liabilities

  Due to general partners and affiliates                             57,726           125,481              28,755
  Other liabilities                                                       0            (1,548)                  0
                                                                 ----------        ----------          ----------

  Total adjustments                                               5,537,802         3,947,023           2,591,423
                                                                 ----------        ----------          ----------

  Net cash used in operating activities                            (172,192)          (68,589)           (352,966)
                                                                 ----------        ----------          ----------

Cash flows from investing activities:

  Investment in subsidiary partnerships                          (2,355,026)       (5,372,852)        (17,678,489)
  (Increase) decrease in other assets                               (32,493)           (5,962)            876,882
  Decrease in cash held in escrow-
   purchase price payments                                          473,905            11,695           1,269,700
  Increase in accounts payable and other liabilities                      0                 0                 277
                                                                 ----------        ----------          ----------

  Net cash used in investing activities                          (1,913,614)       (5,367,119)        (15,531,630)
                                                                 ----------        ----------          ----------

Net cash provided by financing activities:

  Distributions from subsidiary partnerships                         52,363                 0              15,680
                                                                 ----------        ----------          ----------

Net decrease in cash and cash equivalents                        (2,033,443)       (5,435,708)        (15,868,916)

Cash and cash equivalents, beginning of year                      3,528,297         8,964,005          24,832,921
                                                                 ----------        ----------          ----------

Cash and cash equivalents, end of year                          $ 1,494,854       $ 3,528,297         $ 8,964,005
                                                                ===========       ===========         ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998

                                                                Initial Cost to Partnership    Cost Capitalized
                                                                ---------------------------      Subsequent to
                                                                               Buildings and     Acquisition:
                        Description              Encumbrances       Land       Improvements      Improvements
                        -----------              ------------       ----       ------------      ------------
Apartment Complexes

Lincoln Renaissance
  Reading, PA                                     $2,590,000    $        0     $ 5,240,173      $   219,400
United Germano Millgate Limited Partnership
  Chicago, IL                                     10,457,980       580,000       6,070,477       10,294,805
Mansion Court Associates
  Philadelphia, PA                                 1,431,244        19,072       3,224,984          188,066
Derby Run Associates L.P.
  Hampton, VA                                      4,593,333       407,410       3,069,628        4,557,603
Renaissance Plaza Assoc.
  Baltimore, MD                                    6,655,312       684,255       9,840,170        4,137,905
Tasker Village
  Philadelphia, PA                                 1,784,881        18,235               0        3,931,259
Martha Bryant Manor, L.P.
  Los Angeles, CA                                  7,752,098       966,577               0       10,237,821
Colden Oaks Limited Partnership
  Los Angeles, CA                                  5,373,100       922,790               0        1,947,485
Brynview Terrace Limited Partnership
  Los Angeles, CA                                  1,016,215       175,943               0        1,436,836
NLEDC, L.P.
  Los Angeles, CA                                  4,327,260       624,000               0        5,881,927
Creative Choice Homes VI Ltd.
  Miami, FL                                        3,534,854       650,072          13,134        5,332,621
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                  6,297,625             0               0        9,913,489
Clear Horizons Limited Partnership
  Shreveport, LA                                   1,235,000        15,304       2,058,729           59,931
Neptune Venture L.P.
  Neptune Township, NJ                                     0       460,631      10,151,873          120,788
Affordable Green Associates L.P.
  New York, NY                                     2,231,472        20,500       3,506,961           31,413
                                                  ----------     ---------     -----------      -----------

                                                 $59,280,374    $5,544,789     $43,176,129      $58,291,349
                                                 ===========    ==========     ===========      ===========



                                                  Gross Amount at which Carried At Close of Period
                                                  ------------------------------------------------
                                                                      Buildings and                         Accumulated
                        Description                     Land           Improvements            Total        Depreciation
                        -----------                     ----           ------------            -----        ------------
Apartment Complexes

Lincoln Renaissance
  Reading, PA                                      $    5,373         $  5,454,200         $  5,459,573     $  549,540
United Germano Millgate Limited Partnership
  Chicago, IL                                         585,374           16,359,908           16,945,282      2,846,067
Mansion Court Associates
  Philadelphia, PA                                     25,095            3,407,027            3,432,122        346,736
Derby Run Associates L.P.
  Hampton, VA                                         409,771            7,624,870            8,034,641        741,973
Renaissance Plaza Assoc.
  Baltimore, MD                                       686,616           13,975,714           14,662,330      1,078,079
Tasker Village
  Philadelphia, PA                                     20,596            3,928,898            3,949,494        262,608
Martha Bryant Manor, L.P.
  Los Angeles, CA                                     968,938           10,235,460           11,204,398        502,483
Colden Oaks Limited Partnership
  Los Angeles, CA                                     925,151            1,945,124            2,870,275        499,855
Brynview Terrace Limited Partnership
  Los Angeles, CA                                     178,304            1,434,475            1,612,779         76,562
NLEDC, L.P.
  Los Angeles, CA                                     626,361            5,879,566            6,505,927        378,330
Creative Choice Homes VI Ltd.
  Miami, FL                                           652,433            5,343,394            5,995,827        512,995
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                     642,360            9,271,129            9,913,489        439,879
Clear Horizons Limited Partnership
  Shreveport, LA                                       17,665            2,116,299            2,133,964        253,498
Neptune Venture L.P.
  Neptune Township, NJ                                462,465           10,270,827           10,733,292        537,430
Affordable Green Associates L.P.
  New York, NY                                         22,334            3,536,540            3,558,874        308,682
                                                   ----------         ------------         ------------    -----------

                                                   $6,228,836         $100,783,431         $107,012,267     $9,334,717
                                                    =========          ===========          ===========      =========


                                                                                Life on which
                                                                               Depreciation in
                                                    Year of                    Latest Income
                                                  Construction/      Date       Statements is
                        Description               Renovation       Acquired     Computed(a)(b)
                        -----------               ----------       --------     --------------
Apartment Complexes

Lincoln Renaissance
  Reading, PA                                        1993-94        Apr. 1993        20-40
United Germano Millgate Limited Partnership
  Chicago, IL                                        1993-94        Oct. 1993        10-25
Mansion Court Associates
  Philadelphia, PA                                   1993-94        Nov. 1993        20-40
Derby Run Associates L.P.
  Hampton, VA                                        1994-95        Feb. 1994        40
Renaissance Plaza Assoc.
  Baltimore, MD                                      1994-95        Feb. 1994        27.5
Tasker Village
  Philadelphia, PA                                   1994-95        May 1994         40
Martha Bryant Manor, L.P.
  Los Angeles, CA                                    1994-95        Sept. 1994       27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                                    1994-95        Sept. 1994       31
Brynview Terrace Limited Partnership
  Los Angeles, CA                                    1994-95        Sept. 1994       27.5
NLEDC, L.P.
  Los Angeles, CA                                    1994-95        Sept. 1994       27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                          1994-95        Sept. 1994       40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                    1994-95        Sept. 1994       30
Clear Horizons Limited Partnership
  Shreveport, LA                                     1994-95        Dec. 1994        27.5
Neptune Venture L.P.
  Neptune Township, NJ                               1995-96        Apr. 1995        40
Affordable Green Associates L.P.
  New York, NY                                       1995-96        May 1995         27


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 1998

                                                Cost of Property and Equipment                Accumulated Depreciation
                                     ------------------------------------------          ------------------------------------------
                                                                           Year Ended March 31,
                                     ----------------------------------------------------------------------------------------------
                                          1998             1997            1996             1998            1997         1996
                                     ------------     ------------     -----------       ----------      ----------    ----------
Balance at beginning of period       $110,244,087     $ 83,486,772     $44,926,639       $5,929,690      $2,959,862    $  857,939
Additions during period:
   Improvements                           693,694       26,757,315      38,560,133
   Depreciation expense                                                                   3,405,027       2,969,828     2,101,923
Deductions during period:
   Dispositions                                 0                0               0                0               0             0
   Loss on impairment                   3,925,514                0               0                0               0             0
                                     ------------     ------------     -----------       ----------      ----------    ----------

Balance at close of period           $107,012,267     $110,244,087     $83,486,772       $9,334,717      $5,929,690    $2,959,862
                                     ============     ============     ===========       ==========      ==========    ==========


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