Form 10-Q
period 1998-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1998-07-30
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---   SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  13-3646846
            --------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

625 Madison Avenue, New York, New York                     10022
--------------------------------------                  ----------
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
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                           June 30,       March 31,
                                                            1998            1998
                                                       -------------    -------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $10,165,299 and $9,334,717,
  respectively                                         $  96,886,967    $  97,677,550
Cash and cash equivalents                                  2,467,092        2,651,208
Cash held in escrow                                        2,501,337        2,560,903
Deferred costs, net of accumulated
  amortization of $315,095
  and $290,022, respectively                                 495,477          520,550
Other assets                                                 532,124          560,836
                                                       -------------    -------------
  Total assets                                         $ 102,882,997    $ 103,971,047
                                                       =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                               $  59,185,557    $  59,280,374
  Accounts payable and other
   liabilities                                             1,384,646        1,566,693
  Accrued Interest                                         5,076,036        4,925,673
  Due to local general partners and
   affiliates                                              2,727,823        2,764,688
  Due to general partner and
   affiliates                                                306,023          274,463
                                                       -------------    -------------
  Total liabilities                                       68,680,085       68,811,891
                                                       -------------    -------------

Minority interest                                            322,708          295,728
                                                       -------------    -------------

Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (58,928 BACs
   issued and outstanding)                                34,065,351       35,038,743
  General partner                                           (185,147)        (175,315)
                                                       -------------    -------------
Total partners' capital                                   33,880,204       34,863,428
                                                       -------------    -------------
Total liabilities and partners' capital                 $102,882,997    $ 103,971,047
                                                       =============    =============


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                        Three Months Ended
                                              June 30,
                                    ---------------------------
                                        1998           1997
                                    -----------    -----------
Revenues
  Rental income                     $ 1,843,589    $ 1,865,812
  Other income                           51,881         66,506
                                    -----------    -----------
Total revenues                        1,895,470      1,932,318
                                    -----------    -----------

Expenses
  General and administrative            456,515        428,846
  General and administrative-
   related parties (Note 2)             103,446        132,382
  Repairs and maintenance               382,595        284,832
  Operating                             221,777        360,052
  Taxes                                 178,560        165,481
  Insurance                             140,440        150,790
  Financial, principally interest       542,726        513,489
  Depreciation and amortization         855,655        851,415
                                    -----------    -----------
Total expenses                        2,881,714      2,887,287
                                    -----------    -----------
Loss before minority interest          (986,244)      (954,969)
Minority interest in loss of
  subsidiary partnerships                 3,020          2,850
                                    -----------    -----------
Net loss                            $  (983,224)   $  (952,119)
                                    ===========    ===========
Net loss-limited partners           $  (973,392)   $  (942,598)
                                    ===========    ===========
Number of BACs outstanding               58,928         58,928
                                    ===========    ===========
Net loss per BAC                    $    (16.52)   $    (16.00)
                                    ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                          Limited        General
                           Total          Partners       Partner
                        ------------    -----------       ----------
Partners' capital -
 April 1,  1998         $34,863,428     $35,038,743       $(175,315)

Net loss                   (983,224)       (973,392)         (9,832)
                        -----------     -----------       ----------

Partners' capital -
 June 30, 1998          $33,880,204     $34,065,351       $(185,147)
                        ===========     ===========       =========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                             Three Months Ended
                                                  June 30,
                                          --------------------------
                                              1998        1997*
                                          -----------    -----------
Cash flows from operating activities:
Net loss                                  $  (983,224)   $  (952,119)
                                          -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization               855,655        851,415
  Minority interest in loss of
   subsidiaries                                (3,020)        (2,850)
  Decrease in accounts payable
   and other liabilities                     (182,047)      (154,689)
  Increase in accrued interest                150,363        161,268
  Decrease (increase) in cash held
   in escrow                                  209,510        (14,261)
  Decrease in other assets                     28,712         30,381
  Increase in due to local general
   partners and affiliates                        139          8,713
  Decrease in due to local general
   partners and affiliates                    (39,948)      (206,142)
  Increase in due to
   general partner and affiliates              31,560         32,347
                                          -----------    -----------

Total adjustments                           1,050,924        706,182
                                          -----------    -----------

  Net cash provided by (used in)
   operating activities                        67,700       (245,937)
                                          -----------    -----------

Cash flows from investing activities:
  Improvements to property and
   equipment                                  (39,999)       (47,294)
  (Increase) decrease in cash held
   in escrow                                 (149,944)        15,133
  Decrease in due to local general
   partners and affiliates                          0       (124,300)
                                          -----------    -----------

  Net cash used in investing activities      (189,943)      (156,461)
                                          -----------    -----------


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

                                             Three Months Ended
                                                   June 30,
                                          --------------------------
                                                1998          1997*
                                          --------------------------
Cash flows from financing activities:
  Proceeds from mortgage notes                      0        217,895
  Principal payments of mortgage
   notes                                      (94,817)       (79,903)
  Proceeds from construction loans                  0         49,425
  Principal payments on construction
   loans                                            0       (172,779)
  Increase in due to
   local general partner
    and affiliates                              2,944              0
  Increase (decrease) in capitalization
   of consolidated subsidiaries
   attributable to minority interest           30,000        (18,337)
                                           ----------     ----------
  Net cash used in financing activities       (61,873)        (3,699)
                                           ----------     ----------
Net decrease in cash and
  cash equivalents                           (184,116)      (406,097)
Cash and cash equivalents at
  beginning of period                       2,651,208      4,622,176
                                          -----------    -----------
Cash and cash equivalents at
  end of period                           $ 2,467,092    $ 4,216,079
                                          ===========    ===========
Supplemental disclosure of noncash
  financing activities:
  Conversion of construction notes
   payable to mortgage notes
   payable                                $         0    $   800,000

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

As of June 30, 1998, the Partnership has interests in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. The Partnership's fiscal quarter end June 30, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Such losses aggregated approximately $6,000 and $6,000 for the three months ended June 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of operations and cash flows for the three months ended June 30, 1998 and 1997. However, the operating results for the three months ended June 30, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 1998 and 1997 were as follows:

                                              Three Months Ended
                                                    June 30,
                                           ------------------------
                                              1998            1997
                                           ------------------------
Partnership management fees (a)             $ 12,500       $ 12,500
Expense reimbursement (b)                     19,000         52,603
Property management fees (c)                  63,946         62,279
Local administrative fee (d)                   8,000          5,000
                                            --------       --------
                                            $103,446       $132,382
                                            ========       ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $175,000 and $163,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Property management fees incurred by the Local Partnerships amounted to $149,187 and $120,246 for the three months ended June 30, 1998 and 1997, respectively. Of these fees, $63,946 and $62,279 were incurred to affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

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

As of June 30, 1998, the Partnership has approximately $1,916,000 remaining to be paid (including approximately $758,000 being held in escrow for five Local Partnerships) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the three months ended June 30, 1998, $0 was paid to Local Partnerships. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

For the three months ended June 30, 1998, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $184,000. This decrease is primarily attributable to improvements to property and equipment ($40,000), an increase in cash held in escrow from investing activities ($150,000), principal payments from mortgage notes ($95,000), which exceeded an increase in capitalization of consolidated subsidiaries attributable to minority interest ($30,000) and cash provided by operating activities ($68,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $856,000.

At June 30, 1998 and March 31, 1998, there is a balance of approximately $295,000 and $337,000 in the working capital reserves, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus cash distributions received and to be received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. For the three months ended June 30, 1998 and 1997 the Partnership did not receive any dis-tributions. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $176,000 and $163,000 were accrued and unpaid as of June 30, 1998 and March 31, 1998, respectively (see Note 2).

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will 0liminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the compliance period.

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

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1998 and 1997 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 1% for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in vacancy losses at one Local Partnership.

Other income decreased approximately $15,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to the forfeiture of security deposits at one Local Partnership in 1997.

Total expenses excluding general and administrative-related parties, repairs and maintenance and operating remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 1998 as compared to the corresponding period in 1997.

General and administrative-related parties decreased approximately $29,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in expense reimbursements payable to the General Partner.

Repairs and maintenance increased approximately $98,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to painting expenses at one Local Partnership as well as small increases at two other Local Partnerships.

Operating decreased approximately $138,000 for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to the payment of five years of water bills in the first quarter of 1997 at one Local Partnership.

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

Date:  July 30, 1998

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (principal financial officer)

Date:  July 30, 1998

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)