Form 10-Q
period 1998-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1998-11-13
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

                             OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                                 September 30,       March 31,
                                                     1998              1998
                                                -------------     -------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $11,061,399  and $9,334,717,
  respectively                                  $  96,019,600     $  97,677,550
Cash and cash equivalents                           2,237,146         2,651,208
Cash held in escrow                                 2,935,019         2,560,903
Deferred costs, net of accumulated
  amortization of $339,604
  and $290,022, respectively                          470,968           520,550
Other assets                                          540,391           560,836
                                                -------------     -------------
  Total assets                                  $ 102,203,124     $ 103,971,047
                                                =============     =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Mortgage notes payable                        $  59,119,051     $  59,280,374
  Accounts payable and other
   liabilities                                      1,653,591         1,566,693
  Accrued interest                                  5,188,990         4,925,673
  Due to local general partners and
   affiliates                                       2,728,341         2,764,688
  Due to general partner and
   affiliates                                         552,540           274,463
                                                -------------     -------------
  Total liabilities                                69,242,513        68,811,891
                                                -------------     -------------

Minority interest                                     269,783           295,728
                                                -------------     -------------

Commitments and contingencies (Note 3)
Partners' capital:
  Limited partners (58,928 BACs
   issued and outstanding)                         32,887,869        35,038,743
  General partner                                    (197,041)         (175,315)
                                                -------------     -------------
Total partners' capital                            32,690,828        34,863,428
                                                -------------     -------------
Total liabilities and partners' capital         $ 102,203,124     $ 103,971,047
                                                =============     =============

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           Three Months Ended              Six Months Ended
                               September 30,                  September 30,
                           1998           1997           1998            1997
                       ---------------------------------------------------------
Revenues
  Rental income       $ 1,899,734    $ 1,873,538    $ 3,743,323    $ 3,739,350
  Other income             48,777         58,507        100,658        125,013
                      -----------    -----------    -----------    -----------

Total revenues          1,948,511      1,932,045      3,843,981      3,864,363
                      -----------    -----------    -----------    -----------

Expenses
  General and
   administrative         512,510        535,083        969,025        963,929
  General and
   administrative-
   related parties
   (Note 2)               368,071        102,623        471,517        235,005
  Repairs and
   maintenance            383,276        375,458        765,871        660,290
  Operating               181,910        149,135        403,687        509,187
  Taxes                   197,783        198,937        376,343        364,418
  Insurance               120,905        115,792        261,345        266,582
  Financial,
   principally
   interest               455,550        486,360        998,276        999,849
  Depreciation and
   amortization           920,609        957,917      1,776,264      1,809,332
                      -----------    -----------    -----------    -----------

Total expenses          3,140,614      2,921,305      6,022,328      5,808,592
                      -----------    -----------    -----------    -----------

Loss before
  minority interest    (1,192,103)      (989,260)    (2,178,347)    (1,944,229)

Minority interest in
  loss of subsidiary
  partnerships              2,727          1,969          5,747          4,819
                      -----------    -----------    -----------    -----------

Net loss              $(1,189,376)   $  (987,291)   $(2,172,600)   $(1,939,410)
                      ===========    ===========    ===========    ===========

Net loss-limited
  partners            $(1,177,482)   $  (977,418)   $(2,150,874)   $(1,920,016)
                      ===========    ===========    ===========    ===========

Number of BACs
  outstanding              58,928         58,928         58,928         58,928
                      ===========    ===========    ===========    ===========

Net loss per BAC      $    (19.98)   $    (16.58)   $    (36.50)   $    (32.58)
                      ===========    ===========    ===========    ===========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                                         Limited        General
                           Total         Partner        Partner
                      ------------    ------------    ---------
Partners' capital -
 April 1,  1998       $ 34,863,428    $ 35,038,743    $(175,315)

Net loss                (2,172,600)     (2,150,874)     (21,726)
                      ------------    ------------    ---------

Partners' capital -
 September 30, 1998   $ 32,690,828    $ 32,887,869    $(197,041)
                      ============    ============    =========

          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                             Six Months Ended
                                                September 30,
                                            1998           1997*
                                        -----------    -----------
Cash flows from operating activities:
Net loss                                   $(2,172,600)   $(1,939,410)
                                           -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
  Depreciation and amortization              1,776,264      1,809,332
  Minority interest in loss of
   subsidiaries                                 (5,747)        (4,819)
  Increase (decrease) in accounts
   payable and other liabilities                86,898       (317,566)
  Increase in accrued interest                 263,317        582,315
  Decrease (increase) in cash held
   in escrow                                   187,042        (33,290)
  Decrease in other assets                      20,445         34,555
  Increase in due to local general
   partners and affiliates                      10,717          9,334
  Decrease in due to local general
   partners and affiliates                     (47,064)      (243,497)
  Increase in due to
   general partner and affiliates              278,077         12,625
                                           -----------    -----------

Total adjustments                            2,569,949      1,848,989
                                           -----------    -----------

  Net cash provided by (used in)
   operating activities                        397,349        (90,421)
                                           -----------    -----------

Cash flows from investing activities:
  Improvements to property and
   equipment                                   (68,732)      (247,719)
  Increase in cash held
   in escrow                                  (561,158)       (83,417)
  Decrease in due to local general
   partners and affiliates                           0       (138,500)
                                           -----------    -----------

  Net cash used in investing activities       (629,890)      (469,636)
                                           -----------    -----------


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

                                                           Six Months Ended
                                                              September 30,
                                                        1998              1997*
                                                   -----------      -----------
Cash flows from financing activities:
  Proceeds from mortgage notes                               0          217,895
  Principal payments of mortgage
   notes                                              (161,323)        (145,808)
  Proceeds from construction loans                           0           99,751
  Principal payments on construction
   loans                                                     0         (428,826)
  Increase in deferred costs                                 0          (24,382)
  Decrease in capitalization
   of consolidated subsidiaries
   attributable to minority interest                   (20,198)         (34,449)
                                                   -----------      -----------
  Net cash used in financing activities               (181,521)        (315,819)
                                                   -----------      -----------
Net decrease in cash and
  cash equivalents                                    (414,062)        (875,876)
Cash and cash equivalents at
  beginning of period                                2,651,208        4,622,176
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 2,237,146      $ 3,746,300
                                                   ===========      ===========

Supplemental disclosure of noncash
  financing activities:
  Conversion of construction notes
   payable to mortgage notes
   payable                                         $         0      $   800,000









*Reclassified for comparative purposes.
 See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

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

As of September 30, 1998, the Partnership has interests in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. The Partnership's fiscal quarter ends September 30, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)

Such losses aggregated approximately $6,000 and $7,000, and $12,000 and 13,000 for the three and six months ended September 30, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997 and cash flows for the six months ended September 30, 1998 and 1997. However, the operating results for the six months ended September 30, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 1998 and 1997 were as follows:

                                    Three Months Ended       Six Months Ended
                                        September 30,           September 30,
                                      1998        1997        1998        1997
                                    --------    --------    --------    --------
Partnership manage-
  ment fees (a)                     $260,500    $ 12,500    $273,000    $ 25,000
Expense reimburse-
  ment (b)                            35,955      22,486      54,955      75,089
Local administra-
  tive fee (d)                         8,000       5,000      16,000      10,000
                                    --------    --------    --------    --------
                                     304,455      39,986     343,955     110,089
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)                63,616      62,637     127,562     124,916
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $368,071    $102,623    $471,517    $235,005
                                    ========    ========    ========    ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


of cash flow). Partnership management fees owed to the General Partner amounting to approximately $386,000 and $163,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by the Local Partnerships amounted to $136,590 and $141,478 and $285,777 and $261,724 for the three and six months ended September 30, 1998 and 1997, respectively. Of these fees, $63,616 and $62,637 and $127,562 and $124,916 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 1998, the Partnership has approximately $1,316,000 remaining to be paid (including approximately $1,058,000 being held in escrow for six Local Partnerships) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the six months ended September 30, 1998, approximately $599,000 was paid to Local Partnerships ($100,000 of which was released from escrow). An additional $400,000 was placed into escrow for purchase price payments during the six months ended September 30, 1998. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

For the six months ended September 30, 1998, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $414,000 . This decrease is attributable to improvements to property and equipment ($69,000), an increase in cash held in escrow from investing activities ($561,000), principal payments from mortgage notes ($161,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($20,000) which exceeded cash provided by operating activities ($397,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,776,000.

At September 30, 1998 and March 31, 1998, there is a balance of approximately $217,000 and $337,000 in the working capital reserves, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. The General Partner believes that these reserves, plus cash distributions received and to be received from the operations of the Local Partnerships, will be sufficient to fund the Partnership's ongoing operations for the foreseeable future. During the six months ended September 30, 1998 and 1997, amounts received from the operations of the Local Partnership were approximately $0 and $700, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $386,000 and $163,000 were accrued and unpaid as of September 30, 1998 and March 31, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1998 and 1997 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and less than 1% for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Other income decreased approximately $10,000 and $24,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to the decrease in interest income as a result of the release of proceeds to the Local Partnerships.

Total expenses excluding general and administrative-related parties, repairs and maintenance and operating remained fairly consistent with decreases of approximately 4% and 1% for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997.

General and administrative-related parties increased approximately $265,000 and $237,000 for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in partnership management fees payable to the General Partner.

Repairs and maintenance increased approximately $106,000 for the six months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to painting and landscaping expenses at one Local Partnership, an increase in salaries at a second Local Partnership as well as small increases at two other Local Partnerships.

Operating increased and (decreased) approximately $33,000 and ($106,000) for the three and six months ended September 30, 1998 as compared to the corresponding periods in 1997. The increase for the three months is primarily due to an increase in utilities at two Local Partnerships. The decrease for the six months is primarily due to the non-recurring payment of five years of water bills in the first quarter of 1997 at one Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partner has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


                     By:  RELATED INDEPENDENCE
                          ASSOCIATES L.P., General Partner

                     By:  RELATED INDEPENDENCE
                          ASSOCIATES INC., General Partner


Date:  November 11, 1998

                          By: /s/ Alan P. Hirmes
                              --------------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date:  November 11, 1998

                          By: /s/ Glenn F. Hopps
                              --------------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)