Form 10-Q
period 1998-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1999-02-01
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3646846
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
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
                                   (Unaudited)

                                                  ============      ============
                                                   December 31,       March 31,
                                                      1998              1998
                                                  ------------      ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $11,925,184, and $9,334,717,
  respectively                                    $ 95,189,424      $ 97,677,550
Cash and cash equivalents                            2,467,356         2,651,208
Cash held in escrow                                  2,588,115         2,560,903
Deferred costs, net of accumulated
  amortization of $364,975
  and $290,022, respectively                           445,597           520,550
Other assets                                           578,298           560,836
                                                  ------------      ------------
Total assets                                      $101,268,790      $103,971,047
                                                  ============      ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (continued)
                                   (Unaudited)


                                                  ============      ============
                                                   December 31,       March 31,
                                                      1998              1998
                                                  ------------      ------------
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage notes payable                            $ 58,990,790      $ 59,280,374
Accounts payable and other
  liabilities                                        1,499,887         1,566,693
Accrued interest                                     5,682,928         4,925,673
Due to local general partners and
  affiliates                                         2,808,110         2,764,688
Due to general partner and
  affiliates                                           644,198           274,463
                                                  ------------      ------------
Total liabilities                                   69,625,913        68,811,891
                                                  ------------      ------------

Minority interest                                      267,468           295,728
                                                  ------------      ------------

Commitments and contingencies (Note 3)
Partners' capital:
Limited partners (58,928 BACs
  issued and outstanding)                           31,585,604        35,038,743
General partner                                       (210,195)         (175,315)
                                                  ------------      ------------
Total partners' capital                             31,375,409        34,863,428
                                                  ------------      ------------
Total liabilities and partners' capital           $101,268,790      $103,971,047
                                                  ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                           Three Months Ended            Nine Months Ended
                              December 31,                  December 31,
                       --------------------------    --------------------------
                          1998           1997           1998           1997
                       --------------------------    --------------------------
Revenues
Rental income          $ 1,916,298    $ 1,900,510    $ 5,659,621    $ 5,639,860
Other income                88,178         81,036        188,836        206,049
                       -----------    -----------    -----------    -----------

Total revenues           2,004,476      1,981,546      5,848,457      5,845,909
                       -----------    -----------    -----------    -----------

Expenses
General and
  administrative           548,576        572,248      1,517,601      1,536,177
General and
  administrative-
  related parties
  (Note 2)                 232,818        102,891        704,335        337,896
Repairs and
  maintenance              443,736        461,076      1,209,607      1,121,366
Operating                  169,088        231,963        572,775        741,150
Taxes                      124,232        124,831        500,575        489,249
Insurance                  122,559        127,143        383,904        393,725
Financial                  792,045        805,147      1,790,321      1,804,996
Depreciation and
  amortization             889,156        954,367      2,665,420      2,763,699
                       -----------    -----------    -----------    -----------

Total expenses           3,322,210      3,379,666      9,344,538      9,188,258
                       -----------    -----------    -----------    -----------

Loss before
  minority interest     (1,317,734)    (1,398,120)    (3,496,081)    (3,342,349)

Minority interest in
  loss of subsidiary
  partnerships               2,315          5,114          8,062          9,933
                       -----------    -----------    -----------    -----------

Net loss               $(1,315,419)   $(1,393,006)   $(3,488,019)   $(3,332,416)
                       ===========    ===========    ===========    ===========

Net loss-limited
  partners             $(1,302,265)   $(1,379,076)   $(3,453,139)   $(3,299,092)
                       ===========    ===========    ===========    ===========

Number of BACs
  outstanding               58,928         58,928         58,928         58,928
                       ===========    ===========    ===========    ===========

Net loss per BAC       $    (22.10)   $    (23.40)   $    (58.60)   $    (55.98)
                       ===========    ===========    ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
             Consolidated Statement of Changes in Partners' Capital
                                   (Unaudited)

                               ================================================
                                                   Limited            General
                                   Total           Partners           Partner
                               ------------------------------------------------
Partners' capital -
  April 1, 1998                $ 34,863,428      $ 35,038,743      $   (175,315)

Net loss                         (3,488,019)       (3,453,139)          (34,880)
                               ------------      ------------      ------------

Partners' capital -
  December 31, 1998            $ 31,375,409      $ 31,585,604      $   (210,195)
                               ============      ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                  =============================
                                                        Nine Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      1998              1997*
                                                  -----------------------------
Cash flows from operating activities:
Net loss                                          $(3,488,019)      $(3,332,416)
                                                  -----------       -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                       2,665,420         2,763,699
Minority interest in loss of
  subsidiaries                                         (8,062)           (9,933)
Increase in accounts
  payable and other liabilities                       (66,806)         (266,118)
Increase in accrued interest                          757,255           926,522
Decrease in cash held in escrow                       298,874            50,658
Increase in other assets                              (17,462)           (2,394)
Increase in due to local general
  partners and affiliates                              90,247             5,943
Decrease in due to local general
  partners and affiliates                             (17,019)         (321,535)
Increase in due to
  general partner and affiliates                      369,735            42,125
                                                  -----------       -----------

Total adjustments                                   4,072,182         3,188,967
                                                  -----------       -----------

Net cash provided by (used in)
  operating activities                                584,163          (143,449)
                                                  -----------       -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                  =============================
                                                        Nine Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      1998              1997*
                                                  -----------------------------
Cash flows from investing activities:
Improvements to property and
  equipment                                          (102,341)         (257,862)
Increase in cash held
  in escrow                                          (326,086)          (73,406)
Decrease in due to local general
  partners and affiliates                             (12,901)         (138,500)
                                                  -----------       -----------

Net cash used in investing activities                (441,328)         (469,768)
                                                  -----------       -----------

Cash flows from financing activities:
Proceeds from mortgage notes                                0           217,895
Principal payments of mortgage
  notes                                              (289,584)         (233,307)
Proceeds from construction loans                            0            99,751
Principal payments on construction
  loans                                                     0          (880,951)
Increase in due to local
  general partner and affiliates                        4,000                 0
Decrease in due to local
  general partner and affiliates                      (20,905)                0
Increase in deferred costs                                  0          (109,005)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   (20,198)          (15,186)
                                                  -----------       -----------

Net cash used in financing activities                (326,687)         (920,803)
                                                  -----------       -----------

Net decrease in cash and
  cash equivalents                                   (183,852)       (1,534,020)
Cash and cash equivalents at
  beginning of period                               2,651,208         4,622,176
                                                  -----------       -----------
Cash and cash equivalents at
  end of period                                   $ 2,467,356       $ 3,088,156
                                                  ===========       ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)

                                                  =============================
                                                        Nine Months Ended
                                                           December 31,
                                                  -----------------------------
                                                      1998              1997*
                                                  -----------------------------

Supplemental disclosure of noncash
  financing activities:
Conversion of construction notes
  payable to mortgage notes
  payable                                         $          0       $11,424,856

*Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)


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

As of December 31, 1998, the Partnership has interests in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. The Partnership's fiscal quarter ends December 31, in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)


Such losses aggregated approximately $9,000 and $9,000, and $21,000 and $22,00 for the three and nine months ended December 31, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1998.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997 and cash flows for the nine months ended December 31, 1998 and 1997. However, the operating results for the nine months ended December 31, 1998 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1998 and 1997 were as follows:

                                    ====================    ====================
                                      Three Months Ended      Nine Months Ended
                                         December 31,            December 31,
                                    --------------------    --------------------
                                      1998        1997        1998        1997
                                    --------------------    --------------------
Partnership manage-
  ment fees (a)                     $136,500    $ 12,500    $409,500    $ 37,500
Expense reimburse-
  ment (b)                            25,000      23,000      79,955      98,089
Local administra-
  tive fee (d)                         8,000       5,000      24,000      15,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partner                    169,500      40,500     513,455     150,589
                                    --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)                63,318      62,391     190,880     187,307
                                    --------    --------    --------    --------
Total general and
  administrative-
  related parties                   $232,818    $102,891    $704,335    $337,896
                                    ========    ========    ========    ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1998
                                   (Unaudited)


10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $522,000 and $163,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(c) Property management fees incurred by the Local Partnerships amounted to $151,482 and $141,975 and $437,259 and $403,699 for the three and nine months ended December 31, 1998 and 1997, respectively. Of these fees, $63,318 and $62,391 and $190,880 and $187,307 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 1998, the Partnership has approximately $1,316,000 remaining to be paid (including approximately $1,058,000 being held in escrow for six Local Partnerships) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the nine months ended December 31, 1998, approximately $961,000 was paid to Local Partnerships ($462,000 of which was released from escrow). An additional $400,000 was placed into escrow for purchase price payments during the nine months ended December 31, 1998. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

For the nine months ended December 31, 1998, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $184,000. This decrease is attributable to improvements to property and equipment ($102,000), an increase in cash held in escrow from investing activities ($326,000), principal payments from mortgage notes ($290,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($20,000) and a net decrease in due to local general partners and affiliates for financing and investing activities ($30,000) which exceeded cash provided by operating activities ($584,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $2,665,000.

At December 31, 1998 and March 31, 1998, there is a balance of approximately $131,000 and $337,000 in the working capital reserves, respectively, which includes amounts which may be required for potential purchase price adjustments based on tax credit adjustor clauses. During the nine months ended December

31, 1998 and 1997, amounts received from the operations of the Local Partnership were approximately $0 and $700, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $522,000 and $163,000 were accrued and unpaid as of December 31, 1998 and March 31, 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 1998 and 1997 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% and less than 1% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to rental rate increases.

Total expenses, excluding general and administrative-related parties and operating remained fairly consistent with decreases of approximately 4% and less than 1% for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997.

General and administrative-related parties increased approximately $130,000 and $366,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to an increase in partnership management fees payable to the General Partner.


Operating decreased approximately $63,000 and $168,000 for the three and nine months ended December 31, 1998 as compared to the corresponding periods in 1997 primarily due to the non-recurring payment of five years of water bills in the first quarter of 1997 at one Local Partnership as well as small decreases at two other Local Partnerships.

Year 2000 Compliance
--------------------

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partner recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partner are not being charged to the Partnership. In regard to third parties, the Partnership's General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partner plans to have these issues fully assessed in early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


                              By: RELATED INDEPENDENCE
                                  ASSOCIATES L.P., General Partner

                              By: RELATED INDEPENDENCE
                                  ASSOCIATES INC., General Partner


Date:  January 27, 1999

                                  By:/s/ Alan P. Hirmes
                                     ------------------------------
                                     Alan P. Hirmes,
                                     Vice President
                                     (principal financial officer)

Date:  January 27, 1999

                                  By:/s/ Glenn F. Hopps
                                     ------------------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (principal accounting officer)