Form 10-K
period 1999-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1999-06-21
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X   	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999
OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	Title of Class
	Limited Partnership Interests and Beneficial Assignment
Certificates

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

Index to exhibits may be found on page 84

PART I

Item 1.  Business.

General

Independence Tax Credit Plus L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI").

On January 19, 1993, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"). As of March 31, 1999, the Partnership had received $58,928,000 of gross proceeds of the Offering (the "Gross Proceeds") from 3,475 investors ("BACs holders"). The Offering was terminated on April 7, 1994.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 1999, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 1999, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $890,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

Investment Objectives/Government Incentives

The Partnership was formed to invest in Apartment Complexes that are eligible for the Housing Tax Credit enacted in the Tax
Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits. The investment objectives of the Partnership are described below.

1. Entitle qualified BACs holders to Tax Credits over the period of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the "Credit Period") with respect to each Apartment Complex.

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

One of the Partnership's objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of "recapture" if its Property fails to remain in compliance with the Tax Credit requirements. None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 1999. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the
"Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14.
Schedule III.

Local Partnership Schedule
Name and Location                 % of Units Occupied  at  May 1,
(Number of Units)  Date Acquired  1999  1998  1997  1996  1995

Lincoln Renaissance
Reading, PA (52)  April 1993  90%  98%  100%  98%  100%

United Germano-Millgate
Limited Partnership
Chicago, IL (350)  October 1993  98%  98%  98%  98%  98%

Mansion Court Associates
Philadelphia, PA (30)  November 1993  97%  100%  93%  100%  100%

Derby Run Associates, L.P.
Hampton, VA (160)  February 1994  82%  71%  94%  95%  96%

Renaissance Plaza '93
Associates , L.P.
Baltimore, MD (95)  February 1994  99%  99%  99%  98%  83%(1)

Tasker Village Associates
Philadelphia, PA (28)  May 1994  93%  96%  93%  100%  0%(1)

Martha Bryant Manor, L.P.
Los Angeles, CA (77)  September 1994  93%  95%  92%  0%*  0%*

Colden Oaks
Limited Partnership
Los Angeles, CA (38)  September 1994  100%  92%  95%  97%  100%

Brynview Terrace, L.P.
Los Angeles, CA (8)  September 1994  100%  100%  100%  0%*  0%*

NLEDC, L.P.
Los Angeles, CA (43)  September 1994  98%  95%  93%  93%  0%*

Creative Choice
Homes VI, Ltd.
Miami, FL (102)  September 1994  100%  98%  98%  98%  0%*

P&P Homes for the
Elderly, L.P.
Los Angeles, CA (107)  September 1994  97%  95%  68%(1)  0%*  0%*

Clear Horizons
Limited Partnership
Shreveport, LA (84)  December 1994  96%  90%  93%  95%  100%

Neptune Venture, L.P.
Neptune Township, NJ (99)  April 1995  99%  98%  100%  35%(1)

Affordable Green Associates L.P.
New York, NY (41)          April 1995  100%  100%  100%  100%

*Properties in construction phase

(1)  Properties in rent-up phase.


All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum allowable rents for the residential units are determined annually by HUD.

Management continuously reviews the physical state of the properties and suggests to the respective Local General Partners budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded have been treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit (all of which have expired as of March 31, 1999), Operating Deficit (all current operating deficits expire within the next two years) and/or Rent-Up Guarantees (all rent-up deficit guarantees expire within the next year) are secured by letters of credit and/or cash escrow deposits.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
Security Holder Matters.

As of March 31, 1999, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in "publicly traded partnerships." Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that these procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of March 31, 1999, the Partnership has approximately 3,475 registered holders of an aggregate of 58,928 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 1999. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership.  Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.
OPERATIONS
          Year Ended March 31,
          1999   1998   1997    1996     1995
Revenues  $7,932,980  $7,905,546  $6,663,351  $5,325,045  $2,433,861
Operating
expenses (12,665,156) (13,202,649) (10,687,879) (8,277,953) (3,634,184)
Loss on
impairment
of assets          0    (3,925,514)          0           0         0

Loss before
minority
interest  (4,732,176)  (9,222,617)  (4,024,528)  (2,952,908)  (1,200,323)
Minority interest
in loss of
subsidiaries         11,063     10,710     8,916      8,519     7,160
Net loss  $(4,721,113)  $(9,211,907)  $(4,015,612)  $(2,944,389)  $(1,193,163)

Net loss per
weighted
average
BAC       $(79.32)  $(154.76)  $(67.46)  $(49.47)  $(20.06)
FINANCIAL POSITION

        March 31,
        1999       1998     1997     1996     1995
Total
assets  $99,844,837  $103,971,047  $112,831,500  $116,928,522  $104,107,965

Total
liabilities  $69,550,289  $68,811,891  $68,438,976  $68,086,980  $52,049,809

Minority
interest    $152,233  $ 295,728       $317,189    $750,595     $1,022,820

Total
partners'
capital  $30,142,315  $34,863,428  $44,075,335  $48,090,947  $51,035,336

During the year ended March 31, 1999, total assets decreased primarily due to depreciation partially offset by improvement to property and equipment. During the year ended March 31, 1998, total assets decreased primarily due to depreciation, loss on impairment of assets and the repayments of amounts due to local general partners and affiliates, partially offset by improvements to property and equipment. During the year ended March 31, 1997, total assets decreased primarily due to a decrease in cash and cash equivalents resulting from construction in progress and acquisitions of property and equipment in excess of net proceeds from mortgage and construction loans and also the repayments of amounts due to local general partners and affiliates. This decrease in cash and cash equivalents was partially offset by the increase in construction in progress and acquisitions of property and equipment net of depreciation. During the years ended March 31, 1996 and 1995, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships.
Property and equipment increased approximately $37,000,000 and $22,000,000 for the years ended March 31, 1996 and 1995, respectively. Construction in progress decreased approximately $19,000,000 and $4,000,000 for the years ended March 31, 1997 and 1996, respectively, and increased approximately $19,000,000 for the year ended March 31, 1995. Construction notes increased approximately $18,000,000 for the year ended March 31, 1995.
Due to local general partner and affiliates increased approximately $6,000,000 for the year ended March 31, 1995 (Note
8). For the year ended March 31, 1996, the increase in property and equipment and construction in progress was partially funded by capital contributions made to the Local Partnerships resulting in a decrease in cash and cash equivalents. For the years ended March 31, 1997 and 1996, minority interest decreased due to distributions received by the local general partners. Minority interest increased due to capital contributions from local general partners for the year ended March 31, 1995.

Cash Distributions
The Partnership has made no distributions to the BACs holders as of March 31, 1999.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

General

The Partnership's primary source of funds includes interest earned on proceeds from the Offering which were invested in tax-exempt money market instruments pending final payments to Local Partnerships and a working capital reserve and interest thereon. All these sources of funds are available to meet obligations of the Partnership.

As of March 31, 1999, the Partnership has invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $890,000 remains to be paid (including approximately $631,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the year ended March 31, 1999, approximately $993,000 was paid (of which approximately $527,000 was released from escrow). An additional $400,000 was placed into escrow for purchase price payments during the year ended March 31, 1999. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments during the year ended March 31, 1999.

For the Fiscal Year ended March 31, 1999, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships decreased approximately $1,600,000. This decrease is due to a net decrease in due to local general partners and affiliates relating to investing and financing activities ($967,000), improvements to property and equipment ($977,000), net principal payments of mortgage notes ($175,000), a decrease in cash held in escrow from investing activities ($93,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($132,000) which exceeded cash provided by operating activities ($745,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,603,000).

At March 31, 1999, there is a balance of approximately $169,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 1999, 1998 and 1997, respectively, amounts received from operations of the Local Partnerships were approximately $66,000, $52,000 and $0. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $659,000 and $164,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively (see Note 8). Partnership management fees owed to the General Partner amounting to approximately $522,000 and $163,000 were accrued. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, $3,572,000 of which has expired as of March 31, 1999. As of March 31, 1999 and 1998, $356,207 and $278,908 has been funded under the Operating Deficit Guaranty agreements. All current operating deficit guarantees expire within the next two years. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

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

Through March 31, 1999, the Partnership has recorded approximately $3,926,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). The net loss for the 1997 Fiscal Year includes a loss on impairment of assets of approximately $3,926,000 (see Note 4 in Item 8. Financial Statements and Supplementary Data).

The net loss for the 1998, 1997 and 1996 Fiscal Years totaled
$4,721,113, $9,211,907 and $4,015,612, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,806,766, $8,533,019 and $6,478,391 of Housing Tax Credits and $0, $0 and $37,112 of Historic Tax Credits during the 1998, 1997 and 1996 tax years, respectively.

1998 vs. 1997
The Partnership's results of operations for the 1998 and 1997
Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local
Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased less than 1% for the year ended March
31, 1999 as compared to 1998 primarily due to rental rate increases.

Other income decreased approximately $38,000 for the year ended
March 31, 1999 as compared to 1998 primarily due to lower cash and cash equivalent balances at the Partnership level.

Total expenses, excluding general and administrative-related parties, insurance, financial interest and loss on impairment of assets remained fairly consistent with a decrease of less than 1% for the year ended March 31, 1999 as compared to 1998.

General and administrative-related parties increased approximately $478,000 for the year ended March 31, 1999 as compared to 1998 primarily due to an increase in Partnership management fees payable to the General Partner.

Insurance expense decreased approximately $89,000 for the year ended March 31, 1999 as compared to 1998 primarily due to a reduction in coverage at two Local Partnerships, a change in the insurance carrier at a third Local Partnership and a reduction in insurance premium at a fourth Local Partnership.

Financial interest expense decreased approximately $925,000 for the year ended March 31, 1999 as compared to 1998 primarily due to an over accrual of interest at one Local Partnership for the year ended March 31, 1998.

A loss on impairment of assets amounting to $3,926,000 was recorded at one Local Partnership for the year ended March 31, 1998.

1997 vs. 1996
The Partnership's results of operations for the 1997 and 1996 Fiscal Years consisted primarily of (1) approximately $75,000 and $198,000, respectively, of tax-exempt interest income earned on funds not invested in Local Partnerships and (2) the results of the Partnership's investment in fifteen consolidated Local Partnerships.

For the year ended March 31, 1998 as compared to 1997, rental income and all categories of expenses increased and the results of operations are not comparable due to the rent-up of the properties. In addition, interest income will continue to decrease in future periods as proceeds are released to the Local Partnerships. Other income decreased approximately $105,000 as compared to 1997 primarily due to a decrease in interest income as a result of the release of proceeds to the Local Partnerships. For the years ended March 31, 1998 and 1997, zero and five of the Partnership's fifteen consolidated properties, respectively, completed construction and were in various stages of rent up. In addition for the years ended March 31, 1998 and 1997, thirteen and ten of the properties had completed construction and were rented up in a previous fiscal year. As of March 31, 1998 and 1997, none of the Partnership's fifteen consolidated properties were still under construction and zero and four of the properties, respectively, had construction loans with commitments for permanent financing.

Results of Operations of Certain Local Partnerships

Clear Horizons Limited Partnership
At December 31, 1998, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $123,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1998, is $129,444 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear
Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1998.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partner converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partner are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

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

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
										                               Sequential
		      							                          Page
(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report					       15

	Consolidated Balance Sheets at
	March 31, 1999 and 1998						           63

	Consolidated Statements of Operations
	for the Years Ended March 31, 1999,
	1998 and 1997							                    64

	Consolidated Statements of Changes in Partners'
	Capital for the Years Ended March 31, 1999, 1998 and
	1997									                           65

	Consolidated Statements of Cash Flows for the Years
	Ended March 31, 1999, 1998 and 1997				 66

	Notes to Consolidated Financial Statements		68

INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (a Delaware Limited Partnership) as of March 31, 1999 and 1998, nad the related consolidated statements of operations, changes in partners' capital, and cash flows for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (Fiscal 1998, 1997 and 1996) subsidiary partnerships whose losses aggregated $3,860,136, $8,886,716 and $3,792,023 for the 1998, 1997 and
1996 Fiscal Years, respectively, and whose assets constituted 96% and 95% of the Partnership's assets at March 31, 1999 and 1998, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of other auditors the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari, LLP



New York, New York
May 27, 1999

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS
                    		March 31,
          				1999                1998
Property and
equipment net,
less accumulated
  depreciation
(Notes 2, 4 and 7)  		$  95,123,555  $  97,677,550
Cash and
cash equivalents
(Notes 2, 3 and 10)  		1,051,505  2,651,208
Cash held in escrow
(Notes 3 and 5)  			2,487,110  2,560,903
Deferred costs, less
accumulated amortization
(Notes 2 and 6)  				425,212  520,550
Other assets         			757,455         560,836

      				$  99,844,837  $103,971,047

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Mortgage
notes payable
(Note 7)  				$  59,105,602  $  59,280,374
Accounts payable
and other
liabilities  			1,304,205  1,566,693
Accrued
interest  				6,449,318  4,925,673
Due to local
general partners and
affiliates
(Note 8)  				1,839,744  2,764,688
Due to general
partner and
affiliates
(Note 8)         			851,420         274,463

        				69,550,289    68,811,891

Minority
interests         		152,233         295,728

Commitments and
contingencies
(Notes 7, 8 and 10)

Partners'
capital:
Limited
partners
(58,928 BACs
issued and
outstanding)  			30,364,841  35,038,743
General partner        		(222,526)        (175,315)

Total partners'
capital    				30,142,315    34,863,428

Total liabilities
and partners'
capital  				$  99,844,837  $103,971,047

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                     		Year Ended March 31,
          				1999                1998                1997
Revenues

Rental income  			$  7,641,654  $  7,576,204  $  6,228,770
Other income        			291,326       329,342       434,581
                 				7,932,980    7,905,546    6,663,351
Expenses
General and
administrative    			2,240,191  2,249,869  1,763,480
General and
administrative-related parties
  (Note 8)          			932,889  454,756  422,058
Repairs and
maintenance       			1,604,008  1,574,825  1,311,272
Operating  		        		869,450  964,586  761,402
Taxes  			            	661,155  670,869  564,263
Insurance  	        			434,484  523,826  459,725
Financial,
principally
interest         				2,319,601  3,244,578  2,345,048
Depreciation and
amortization  		    	3,603,378  3,519,340  3,060,631
Loss on impairment
of assets
(Note 4)                    	0    3,925,514         0
Total expenses   			12,665,156  17,128,163  10,687,879

Loss before
minority
interest        				(4,732,176)  (9,222,617)  (4,024,528)

Minority interest
in loss of
subsidiary
  partnerships        		11,063         10,710           8,916

Net loss      				$ (4,721,113)  $ (9,211,907)  $ (4,015,612)

Net loss -
limited partners 	$ (4,673,902)  $ (9,119,788)  $ (3,975,456)

Weighted average
number of BACs
outstanding           		58,928          58,928          58,928

Net loss per
BAC           					$    (79.32)    $ (154.76)  	$     (67.46)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


    					             Limited  General
        Total       		Partners  Partner
Partners' capital-
April 1, 1996  			$48,090,947  $48,133,987  $  (43,040)

Net loss       				(4,015,612)   (3,975,456)    (40,156)

Partners' capital-
March 31, 1997  			44,075,335  44,158,531  (83,196)

Net loss       				(9,211,907)   (9,119,788)    (92,119)

Partners' capital-
March 31, 1998  			34,863,428  35,038,743  (175,315)

Net loss       				(4,721,113)    (4,673,902)    (47,211)

Partners' capital-
March 31, 1999 			$30,142,315  $30,364,841  $(222,526)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                     	Year Ended March 31,
          			1999                1998                1997*

Cash flows from
operating activities:
Net loss  			$  (4,721,113)  $  (9,211,907)  $  (4,015,612)
Adjustments to
reconcile net loss
to net cash
  provided by
(used in)
operating
activities:
Depreciation and
amortization  		3,603,378  		3,519,340  		3,060,631
Loss on impairment
of assets  	          		0  			3,925,514  		0
Minority interest
in loss of subsidiary
partnerships    		(11,063)  		(10,710)  		(8,916)
(Increase) decrease
in assets:
Cash held in
escrow  		       	190,263  		79,478  		(227,751)
Other assets   		(196,619)  		(133,424)  		7,382
Increase
(decrease) in
liabilities:
Accounts payable
and other
liabilities    		(262,488)  		(146,096)  		(1,795,533)
Accrued
interest     			1,523,645  		1,689,348  		1,174,918
Increase in due to
local general partners
  and affiliates  	90,141  		59,825  		57,374
Decrease in due to
local general partners
  and affiliates 	(47,614)  		(21,489)  		(152,491)
Due to general partner
and affiliates   	576,957          	82,727        	142,981
Total
adjustments    	5,466,600     	9,044,513     	2,258,595

Net cash provided by
(used in)
operating
activities      		745,487      	(167,394)     	(1,757,017)

Cash flows from
investing activities:
Improvements to
property and
equipment     			(977,148)  		(693,694)  		(87,591)
Increase in
construction in
progress  		           	0  			0  			(7,547,901)
(Decrease) increase
in cash held in
escrow  		       	(93,367)  		227,455  		13,834
Increase in deferred
costs                   0     0     (83,617)
Increase in due to
local general partners
and affiliates   		12,721  		278,606  		581,206
Decrease in due to
local general partners
and affiliates  1,040,768)    	(1,126,883)    	(2,662,155)

Net cash used in
investing
activities   		(2,098,562)    	(1,314,516)    	(9,786,224)

Cash flows from
financing activities:
Proceeds from
mortgage notes  		169,689  		4,220,575  		302,275
Principal payments of
mortgage notes 		(344,461)  		(488,360)  		(427,742)
Proceeds from
construction loans     	0  			306,635  		7,994,639
Principal payments of
construction loans     	0  			(4,620,557)  	(3,909,635)
Increase in due to
local general partners
and affiliates  		178,981  		326,443  		215,006
Decrease in due to
local general partners
and affiliates  	(118,405)  		(187,859)  		(1,168,847)
Increase in deferred
costs  			0  		  	(35,184)  		(62,535)
Decrease in
capitalization of
consolidated
subsidiaries
attributable to
minority
interest       		(132,432)         (10,751)       	(424,490)

Net cash (used in)
provided by financing
activities     		(246,628)       	(489,058)    	2,518,671

Net decrease
in cash and cash
equivalents  		(1,599,703)  	(1,970,968)  	(9,024,570)

Cash and
cash equivalents
at beginning
of year      			2,651,208    	4,622,176  		13,646,746

Cash and
cash equivalents
at end of
year      			$  1,051,505  	$  2,651,208  	$   4,622,176

Supplemental disclosure
of cash flows
  information:
Cash paid during
the year for
interest  			$  1,295,973  	$  1,088,536  	$  1,124,869

Supplemental disclosures
of noncash investing
  and financing
activities:
Property and equipment
reclassified to cash
held in escrow 		$ 23,103  		$    0      		$   0
Property and equipment
reclassified from
  construction in
progress                0  	    		0        		26,669,724

Conversion of
construction
notes payable
to mortgage
notes payable        			0  		15,748,803   	2,237,128

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999

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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 1999.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. As of March 31, 1999, the Partnership had raised a total of $58,928,000 representing 58,928 BACs. The offering was terminated on April 7, 1994.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $29,000, $80,000 and $30,000 for the years ended March 31, 1999, 1998 and 1997 (the 1998, 1997 and
1996 Fiscal Years), respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 1999, the Partnership has recorded a loss on impairment of assets of approximately $3,926,000.

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

h)  Recent Pronouncements

In April 1998, the AICPA issued S0P No. 98-5 "Reporting on the Costs of Start-Up Activities." S0P No. 98.5, which will be adopted effective April 1, 1999, requires that costs of start-up activities including organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred organizational costs must be expensed. This adoption will have no material effect on the result of operations or financial condition for the 1999 Fiscal year as the unamortized balance is immaterial to the financial statements.

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:
                	March 31, 1999            March 31, 1998
     	          	Carrying      			         Carrying
     		          Amount     Fair Value    	Amount     Fair Value
Mortgage Notes Payable for
  which it is:
Practicable to
estimate fair
value           	$  1,175,000  $  1,175,000  	$  1,235,000  $  1,235,000
Not
Practicable       $57,930,602           		*   	$58,045,374           		*

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

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:
        							                            Estimated
       		         March 31,               	Useful Lives
          	1999               1998           (Years)
Land  		   $    6,228,836   $  6,228,836  	-
Building and
improvements  	100,692,548  	99,769,605  	10-40
Furniture and
fixtures      	1,044,928      	1,013,826  		5-10
  			          107,966,312  	107,012,267
Less:
Accumulated
depreciation   	(12,842,757)     	(9,334,717)

  			        $  95,123,555  	$  97,677,550

Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 1999 and 1998.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 1999 and 1998, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 1999, 1998 and 1997 amounted to $3,508,040, $3,405,027 and $2,969,828, respectively.

On December 31, 1997, the building owned by Colden Oaks Limited Partnership was deemed to be impaired and written down to estimated fair value. The impairment loss was determined to be $3,925,514 and has been charged to operations in the 1997 Fiscal Year. Management has determined that, due to the need to continue to provide low income rents to comply with Internal Revenue Service requirements to receive federal low-income housing tax credits and the accumulation of significant construction costs, the value of the Colden Oaks apartment building is determined to be impaired. The amount of the asset write-down was measured as the amount by which the carrying amount of the apartment building exceeded its fair market value.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:
                                 	March 31,
                        			1999                1998
Purchase price
payments*  		             	$    631,000  $    757,620
Real estate taxes,
insurance and other           		979,552  	1,169,815
Reserve for
replacements
(Note 7)                     			876,558      633,468

                         				$2,487,110  	$2,560,903

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of
amortization are as follows:
                                 	March 31,
                       			1999               1998              Period
Financing
costs  		                	$   376,394  	$   376,394  	*
Organization
costs  			                   	400,475  	400,475  		60 months
Other                       			33,703       33,703  		various
  			                       		810,572  	810,572
Less:  Accumulated
amortization    		          	(385,360)    (290,022)

                      				$   425,212  	$   520,550

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 1999, 1998 and 1997 amounted to $95,338, $114,313 and $90,803, respectively.

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

One mortgage note with a balance of $5,172,210 and $5,344,868 at December 31, 1998 and 1997, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending	    	Amount

1999		   		$     363,041
2000		        			402,981
2001			        		451,048
2002			        		478,625
2003				        	518,376
Thereafter				56,891,531
        					$59,105,602

The mortgage agreements require monthly deposits to replacement reserves of approximately $25,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships.
An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 1999, 1998 and 1997 are as follows:

A)  Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all subsidiary partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, $3,572,000 of which has expired at March 31, 1999. As of March 31, 1999 and 1998, $356,207 and
$278,908 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Other Related Party Expenses

The costs incurred to related parties for the years ended March
31, 1999, 1998 and 1997 were as follows:
                          	Year Ended March 31,
              			1999                1998                1997

Partnership
management
fees (a)       			$  546,000  $    50,000  $    87,500
Expense
reimburse-
ment (b)         				100,678  112,759  101,581
Local
administrative
fees (d)           			33,750      32,500      20,000
Total
general and
administrative-
General Partner    		680,428    195,259    209,081
Property management
fees incurred to
affiliates of the
subsidiary
partnerships'
general partners (c)	252,461    259,497    212,977
Total general and
administrative-
related parties 		$  932,889  $  454,756  $  422,058

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $659,000 and $164,000 were accrued and unpaid as of March 31, 1999 and 1998, respectively.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $602,601, $547,120 and $439,375 for the years ended March 31, 1999, 1998 and 1997, respectively. Of these fees $252,461, $259,497 and $212,977 were earned by affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C)  Due to local general partners and affiliates

Due to local general partners and affiliates at March 31, 1999 and 1998 consists of the following:
                                	March 31,
                       			1999                1998
Operating
advances               			$    210,049  $   184,304
Development
fee
payable                    				932,579  1,905,517
Construction
costs
payable                    				261,891  317,000
Management
and other
operating
advances (*)                			435,225     357,867

                        				$1,839,744  $2,764,688

(*) Includes loans from Local General Partners and affiliates totaling $219,902, bearing interest rates from 8% to 11% and due on demand.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the
income tax loss for the Partnership and its consolidated
subsidiaries is as follows:
                                  		Year Ended December 31,
                       				1998             1997              1996
Financial statement net
loss                 				$(4,721,113)  (9,211,907)  $(4,015,612)

Differences between
depreciation and
amortization expense
records for financial
reporting purposes and
the accelerated costs
recovery system utilized
for income tax purposes    	(669,242)  (326,811)  (442,130)

Tax exempt interest
income                   				(29,980)  (90,171)  (246,119)

Differences resulting
from parent company
having a different fiscal
year for income tax and
financial reporting
purposes                 				206,171  3,719  (17,634)

Loss on impairment of
assets recorded for
financial reporting
purposes                       				0  		3,925,514  		0

Excess losses allocated
to minority interest for
income tax purposes        		296,927  266,506  251,793

Other, including accruals
for financial reporting
not deductible for tax
purposes until paid     		(1,066,170)      636,727      823,547

Net loss as shown on the
income tax return for the
calendar year ended    		$(5,983,407)  $(4,796,423)  $(3,646,155)

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
At December 31, 1998, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $123,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1998 is $129,444 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear
Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1998.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999, uninsured cash and cash equivalents approximated $465,000.

c)  Letters of Credit

As of December 31, 1998, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description						                   Amount

Operating deficit					              $  16,000
Development contingency				            22,400
Pennsylvania Housing Finance Agency	  	24,000

							                             $  62,400

d)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partner converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partner are not being charged to the Partnership. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

e)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1998, 1997 and 1996 tax years, Housing Tax Credits of $8,806,766, $8,533,019 and $6,478,391 were generated, respectively, and $0, $0 and $37,112 of Historic Tax Credits were generated, respectively.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner. Certain information concerning the directors and executive officers of Related Independence Associates Inc. ("RIAI"), the sole general partner of the General Partner, is set forth below.

Name			              Position

Stephen M. Ross	     Director

J. Michael Fried	    President, Chief Executive Officer and Director

Alan P. Hirmes	      Senior Vice President

Stuart J. Boesky	    Vice President

Marc D. Schnitzer	   Vice President

Glenn F. Hopps	      Treasurer

Teresa Wicelinski	   Secretary

STEPHEN M. ROSS, 59, is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 55, is the sole shareholder of one of the general partners of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the General Partner. In that capacity, he is responsible for all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 38, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

GLENN F. HOPPS, 36, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace
University with a Bachelor of Arts Degree in Accounting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.
  Name and Address of  Amount and Nature of  Percentage
Title of Class  Beneficial Ownership  Beneficial Ownership    of
Class
General Partnership  	Related Independence  	$1,000 capital 	100%
Interest in the  		   Associates L.P.  		    contribution
Partnership  		       625 Madison Avenue	    -directly owned
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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 23, 1998, by
(i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

<CAPTION
  					                       Amount and Nature of
Name of Beneficial Owner (1)  Beneficial Ownership  	Percent of Class
Lehigh Tax Credit
Partners, Inc.  		           	4,453.20 (2) (3)  	7.6%

J. Michael Fried            		4,453.20 (2) (3) (4)  	7.6%

Alan P. Hirmes             			4,453.20 (2) (3) (4)  	7.6%

Stuart J. Boesky           			4,453.20 (2) (3) (4)  	7.6%

Stephen M. Ross            			-  				-

Marc D. Schnitzer           		-  				-

Glenn F. Hopps             			-  				-

All directors and
executive officers            4,453.20 (2) (3) (4)  7.6%
of the general partner of the
Related General Partner as a group
(seven persons)

(1)  The address for each of the persons in the table is 625
Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated November 7, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to November 7, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh II) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal
(i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of June
23, 1998, Lehigh I held 2,213.60 BACs and Lehigh II held
2,239.60 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein.

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

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports
on Form 8-K.
											                                        Sequential
		      								                                   Page

(a) 1.	Consolidated Financial Statements

	Independent Auditors' Report						                15

	Consolidated Balance Sheets at March 31, 1999 and
1998											                                    63

	Consolidated Statements of Operations for the Years
Ended March 31, 1999, 1998 and 1997						          64

	Consolidated Statements of Changes in Partners'
Capital for the Years Ended March 31, 1999, 1998 and
1997											                                    65

	Consolidated Statements of Cash Flows for the Years
Ended March 31, 1999, 1998 and 1997						          66

	Notes to Consolidated Financial Statements			     68

(a) 2.	Consolidated Financial Statement Schedules

	Independent Auditors' Report						                89

	Schedule I - Condensed Financial Information of
Registrant										                               90

	Schedule III - Real Estate and Accumulated
Depreciation									                              93

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

(3C)	Certificate of Limited Partnership of Independence
Tax Credit Plus L.P. II as filed on February 11,
1992*

(10A)	Form of Subscription Agreement attached to the
Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus
L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to
the Partnership's acquisition of Local Partnership
Interests*

(10D)	Form of Amended and Restated Agreement of Limited
Partnership of Local Partnerships*

	(21)	Subsidiaries of the Registrant				           86

	(27)	Financial Data Schedule (filed herewith)			  96

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


INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)



	By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
		General Partner


	By:	RELATED INDEPENDENCE ASSOCIATES INC.,
		General Partner



Date:  June 16, 1999		By:	/s/ J. Michael Fried
			J. Michael Fried
			President, Chief Executive Officer and Director
			(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature	             		Title		                           		Date



 				                    President and Chief Executive Officer
	                     			(principal executive officer) and
/s/ J. Michael Fried    	Director of Related Independence
J. Michael Fried	       	Associates Inc.			                	June 16, 1999



			                     	Senior Vice President (principal
/s/ Alan P. Hirmes      	financial officer) of Related
Alan P. Hirmes	         	Independence Associates Inc.       June 16, 1999



                     				Treasurer (principal accounting
/s/ Glenn F. Hopps	officer) of Related Independence
Glenn F. Hopps	         	Associates Inc.                				June 16, 1999



/s/ Stephen M. Ross     	Director of Related Independence
Stephen M. Ross        		Associates Inc.                				June 16, 1999

INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and
Subsidiaries included in the Form 10-K as presented in our opinion dated May 27, 1999 on pages 15 and 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1998, 1997 and 1996 Fiscal Years and Schedule III at
March 31, 1999. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari, LLP


New York, New York
May 27, 1999

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS


ASSETS
	                               		March 31,
                        		1999                1998
Cash and cash
equivalents        $     428,161  $  1,494,854
Cash held in
escrow                 		631,000  757,620
Investment in
subsidiary
partnerships         	33,233,563  36,246,721
Other assets              78,108         78,108

Total assets        	$34,370,832  $38,577,303



LIABILITIES AND PARTNERS' CAPITAL



Due to general
partner and
affiliates       	$     738,920  $     211,962

Other liabilities        23,069             0

Total liabilities      	761,989  211,962

Partners' capital   	33,608,843  38,365,341

Total liabilities
and partners'
capital           		$34,370,832  $38,577,303

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS


		                                  	Year Ended March 31,
                        		1999                1998                1997
Revenues

Other income       	$     22,485  $    63,283  $    204,731

Total revenues           	22,485      63,283      204,731

Expenses

Administrative and
management             		158,614  130,442  208,172
Administrative and
management-
related parties        		646,678  162,759  189,081
Amortization                   0        10,000        10,000

Total expenses          	805,292      303,201      407,253

Loss from operations   	(782,807)  (239,918)  (202,522)

Equity in loss
of subsidiary
partnerships (*)     	(3,973,691)  (5,470,076)  (3,813,090)

Net loss          			$(4,756,498)  $(5,709,994)  $(4,015,612)

(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting which amounted to $63,001, $0 and $0 for 1999, 1998 and 1997, respectively.


INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECREASE IN CASH AND CASH EQUIVALENTS
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS
		                                 		Year Ended March 31,
                       			1999                1998                1997
Cash flows from
operating activities:
Net loss  	          		$(4,756,498)  $(5,709,994)  $(4,015,612)

Adjustments to reconcile
net loss to net cash
used in operating activities:

Amortization                  			0        10,000  10,000
Equity in loss of
subsidiary
partnerships           		3,973,691  5,470,076  3,813,090

Increase (decrease)
in liabilities:

Due to general
partners and affiliates    526,958  57,726  125,481
Other liabilities           23,069      0      (1,548)

Total adjustments       	4,523,718    5,537,802    3,947,023

Net cash used in
operating
activities              		(232,780)      (172,192)        (68,589)

Cash flows from investing activities:

Investment in subsidiary
partnerships          		(1,026,071)  (2,355,026)  (5,372,852)
Increase in other assets        	0  		(32,493)  (5,962)
Decrease in cash
held in escrow-
  purchase price
payments                			126,620        473,905        11,695

Net cash used in
investing activities      (899,451)    (1,913,614)  (5,367,119)

Cash flows from
financing activities:

Distributions from
subsidiary
partnerships              		65,538          52,363        0

Net decrease in
cash and cash
equivalents           		(1,066,693)  (2,033,443)  (5,435,708)

Cash and
cash equivalents,
beginning of year       	1,494,854    3,528,297    8,964,005

Cash and
cash equivalents,
end of year        		$     428,161  $  1,494,854  $  3,528,297

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999
        						                                    			Cost Capitalized
    				              	Initial Cost to Partnership   Subsequent to
                             					Buildings and     	Acquisition:
Description  Encumbrances  	Land  Improvements     		Improvements
Apartment Complexes
Lincoln
Renaissance
  Reading, PA     			$2,560,000  $    0  $5,240,173  $225,924
United Germano
Millgate
Limited
Partnership
  Chicago, IL     			10,285,322  580,000  6,070,477  10,477,643
Mansion Court
Associates
  Philadelphia, PA  		1,431,244  19,072  3,224,984  188,066
Derby Run
Associates
L.P.
  Hampton, VA      			4,558,749  407,410  3,069,628  4,557,603
Renaissance Plaza
Assoc.
  Baltimore, MD    			6,649,748  684,255  9,840,170  4,417,905
Tasker Village
  Philadelphia, PA  		1,784,881  18,235  0  3,931,259
Martha Bryant
Manor,
L.P.
  Los Angeles, CA   		7,737,283  966,577  0  10,575,802
Colden Oaks
Limited
Partnership
  Los Angeles, CA   		5,397,320  922,790  0  1,982,512
Brynview
Terrace
Limited
Partnership
  Los Angeles, CA   		1,026,521  175,943  0  1,436,836
NLEDC, L.P.
  Los Angeles, CA   		4,319,347  624,000  0  5,884,672
Creative Choice
Homes VI
Ltd.
  Miami, FL        			3,607,334  650,072  13,134  5,393,187
P&P Homes for
the Elderly,
L.P.
  Los Angeles, CA   		6,347,529  0  0  9,913,489
Clear Horizons
Limited
Partnership
  Shreveport, LA    		1,175,000  15,304  2,058,729  131,398
Neptune
Venture
L.P.
  Neptune Township, NJ      		0  460,631  10,151,873  97,685
Affordable Green
Associates
L.P.
New York, NY       			2,225,324   20,500  3,506,961   31,413

               					$59,105,602  $5,544,789  $43,176,129  $59,245,394




  				Gross Amount at which Carried At Close of Period
    						                        Buildings and
Description             Land     	Improvements  	Total
Apartment Complexes
Lincoln
Renaissance
  Reading, PA  		$       5,373  $    5,460,724  $5,466,097
United Germano
Millgate
Limited
Partnership
  Chicago, IL        		585,374  16,542,746  17,128,120
Mansion Court
Associates
  Philadelphia, PA     	25,095  3,407,027  3,432,122
Derby Run
Associates
L.P.
  Hampton, VA        		409,771  7,624,870  8,034,641
Renaissance Plaza
Assoc.
  Baltimore, MD      		686,616  14,255,714  14,942,330
Tasker Village
  Philadelphia, PA     	20,596  3,928,898  3,949,494
Martha Bryant
Manor,
L.P.
  Los Angeles, CA     	968,938  10,573,441  11,542,379
Colden Oaks
Limited
Partnership
  Los Angeles, CA     	925,151  1,980,151  2,905,302
Brynview
Terrace
Limited
Partnership
  Los Angeles, CA     	178,304  1,434,475  1,612,779
NLEDC, L.P.
  Los Angeles, CA     	626,361  5,882,311  6,508,672
Creative Choice
Homes VI
Ltd.
  Miami, FL          		652,433  5,403,960  6,056,393
P&P Homes for
the Elderly,
L.P.
  Los Angeles, CA     	642,360  9,271,129  9,913,489
Clear Horizons
Limited
Partnership
  Shreveport, LA       	17,665  2,187,766  2,205,431
Neptune
Venture
L.P.
  Neptune Township, NJ 462,465  10,247,724  10,710,189
Affordable Green
Associates
L.P.
  New York, NY         	22,334     3,536,540     3,558,874

                				$6,228,836  $101,737,476  $107,966,312





        									                                  	Life on which
        							                                  			Depreciation in
        						              Year of     		          Latest Income
  				        Accumulated  	Construction/   Date    Statements is
Description 		Depreciation 	Renovation     Acquired Computed(a)(b)
Apartment Complexes
Lincoln
Renaissance
  Reading, PA  		$     694,398  1993-94  Apr. 1993  20-40
United Germano
Millgate
Limited
Partnership
  Chicago, IL  	   		3,675,602  1993-94  Oct. 1993  10-25
Mansion Court
Associates
  Philadelphia, PA   		433,529  1993-94  Nov. 1993  20-40
Derby Run
Associates
L.P.
  Hampton, VA       			962,688  1994-95  Feb. 1994  40
Renaissance Plaza
Assoc.
  Baltimore, MD   			1,446,574  1994-95  Feb. 1994  27.5
Tasker Village
  Philadelphia, PA   		391,461  1994-95  May 1994  40
Martha Bryant
Manor,
L.P.
  Los Angeles, CA    		908,734  1994-95  Sept. 1994  27.5
Colden Oaks
Limited
Partnership
  Los Angeles, CA    		570,942  1994-95  Sept. 1994  31
Brynview
Terrace
Limited
Partnership
  Los Angeles, CA    		130,214  1994-95  Sept. 1994  27.5
NLEDC, L.P.
  Los Angeles, CA    		592,329  1994-95  Sept. 1994  27.5
Creative Choice
Homes VI
Ltd.
  Miami, FL         			826,876  1994-95  Sept. 1994  40
P&P Homes for
the Elderly,
L.P.
  Los Angeles, CA    		636,113  1994-95  Sept. 1994  30
Clear Horizons
Limited
Partnership
  Shreveport, LA     		338,640  1994-95  Dec. 1994  27.5
Neptune
Venture
L.P.
  Neptune Township, NJ	796,185  1995-96  Apr. 1995  40
Affordable Green
Associates
L.P.
  New York, NY      			438,472  1995-96  May 1995  27

               				$12,842,757

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 1999

 	       		Cost of Property and Equipment
  	      		Year Ended March 31,
         		1999              1998              1997
Balance at
beginning of
period  	 	$107,012,267  $110,244,087  $  83,486,772
Additions
during period:
Improvements  		977,148  693,694  26,757,315
Depreciation expense

Deductions
during period:
Dispositions  		(23,103)  	0  			0
Loss on impairment    0    	(3,925,514)       0

Balance at
close of
period   		$107,966,312  $107,012,267  $110,244,087


  	      		Accumulated Depreciation
  	      		Year Ended March 31,
       		  1999              1998              1997
Balance at
beginning of
period  		$  9,334,717  $5,929,690  $2,959,862
Additions
during period:
Improvements
Depreciation
expense    		3,508,040  3,405,027  2,969,828

Deductions
during period:
Dispositions       		0  		0  		0
Loss on impairment   0      	0      	0

Balance at
close of
period   		$12,842,757  $9,334,717  $5,929,690


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