Form 10-Q
period 1999-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1999-08-03
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No  ____

PART I - Financial Information

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                                       June 30,                March 31,
                                        1999                     1999

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $13,675,432 and $12,842,757,
  respectively                         $94,318,458            $95,123,555
Cash and cash equivalents                1,067,927              1,051,505
Cash held in escrow                      2,624,534              2,487,110
Deferred costs, net of accumulated
  amortization of $409,328
  and $385,360, respectively               401,244                425,212
Other assets                               635,491                757,455

Total assets                           $99,047,654            $99,844,837

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                 $59,009,575            $59,105,602
Accounts payable and other
  liabilities                            1,341,536              1,304,205
Accrued interest                         6,668,664              6,449,318
Due to local general partners and
  affiliates                             1,789,103              1,839,744
Due to general partner and
  affiliates                             1,003,815                851,420

Total liabilities                       69,812,693             69,550,289

Minority interest                          149,576                152,233

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)               29,318,480             30,364,841
General partner                           (233,095)              (222,526)

Total partners' capital (deficit)       29,085,385             30,142,315

Total liabilities and partners'
  capital (deficit)                    $99,047,654            $99,844,837

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                               Three Months Ended
                                                     June 30,
                                           1999                  1998

Revenues
Rental income                          $ 1,944,590            $ 1,843,589
Other income                                35,762                 51,881

Total revenues                           1,980,352              1,895,470

Expenses
General and administrative                 491,043                456,515
General and administrative-
  related parties (Note 2)                 223,334                103,446
Repairs and maintenance                    378,592                382,595
Operating                                  226,775                221,777
Taxes                                      175,098                178,560
Insurance                                  121,821                140,440
Financial                                  566,633                542,726
Depreciation and amortization              856,643                855,655

Total expenses                           3,039,939              2,881,714

Loss before minority interest           (1,059,587)              (986,244)
Minority interest in loss of
  subsidiary partnerships                    2,657                  3,020

Net loss                               $(1,056,930)          $   (983,224)

Net loss-limited partners              $(1,046,361)          $   (973,392)

Number of BACs outstanding                  58,928                 58,928

Net loss per BAC                    $       (17.76)        $       (16.52)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners' Capital (Deficit)
(Unaudited)


                                               Limited              General
                            Total              Partners             Partner

Partners' capital
  (deficit) -
  April 1, 1999          $30,142,315          $30,364,841          $(222,526)

Net loss                  (1,056,930)          (1,046,361)           (10,569)

Partners' capital
  (deficit) -
  June 30, 1999          $29,085,385          $29,318,480          $(233,095)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(Unaudited)

                                          Three Months Ended
                                                June 30,
                                         1999                  1998

Cash flows from operating activities:
Net loss                               $(1,056,930)          $   (983,224)
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and amortization              856,643                855,655
Minority interest in loss of
  subsidiaries                              (2,657)                (3,020)
Increase (decrease) in accounts
  payable and other liabilities             37,331               (182,047)
Increase in accrued interest               219,346                150,363
Decrease in cash held in escrow             78,969                209,510
Increase in other assets                   121,964                 28,712
Increase in due to local general
  partners and affiliates                   10,090                    139
Decrease in due to local general
  partners and affiliates                  (63,132)               (39,948)
Increase in due to
  general partner and affiliates           152,395                 31,560

Total adjustments                        1,410,949              1,050,924

Net cash provided by
  operating activities                     354,019                 67,700

Cash flows from investing activities:
Improvements to property and
  equipment                                (27,578)               (39,999)
Increase in cash held
  in escrow                               (216,393)              (149,944)
Increase in due to local general
  partners and affiliates                    7,392                      0

Net cash used in investing
  activities                              (236,579)              (189,943)

Cash flows from financing activities:
Principal payments of mortgage
  notes                                    (96,027)               (94,817)
Increase in due to local
  general partner and affiliates                 0                  2,944
Decrease in due to local
  general partner and affiliates            (4,991)                     0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest              0                 30,000

Net cash used in financing
  activities                              (101,018)               (61,873)

Net increase (decrease) in cash and
  cash equivalents                          16,422               (184,116)
Cash and cash equivalents at
  beginning of period                    1,051,505              2,651,208
Cash and cash equivalents at
  end of period                        $ 1,067,927            $ 2,467,092

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1999
(Unaudited)

Note 1 - General


Independence Tax Credit Plus L.P. II (a Delaware limited partner-ship) (the "Partnership") was organized on February 11, 1992, and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner").

The Partnership's business is to invest in other partnerships ("Lo-cal Partnerships", "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

As of June 30, 1999, the Partnership has interests in fifteen Local Partnerships. The Partnership does not intend to acquire addi-tional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the gen-eral partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. The Partnership's fiscal quarter ends June 30, in order to allow adequate time for the subsidiary partnerships fi-nancial statements to be prepared and consolidated. All subsidi-aries have fiscal quarters ending March 31. Accounts of the sub-sidiary partnerships have been adjusted for intercompany transac-tions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Such losses aggregated approximately $6,000 and $6,000 for the three months ended June 30, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respec-tive subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of June 30, 1999 and the results of operations and cash flows for the three months ended June 30, 1999 and 1998. However, the operating results for the three months ended June
30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended
June 30, 1999 and 1998 were as follows:
                                                Three Months Ended
                                                      June 30,
                                            1999                  1998
Partnership management fees (a)         $  136,500            $    12,500
Expense reimbursement (b)                   14,601                 19,000
Local administrative fee (c)                 8,000                  8,000
Total general and administrative-
  General Partner                          159,101                 39,500
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)        64,233                 63,946
Total general and administrative-
  related parties                       $  223,334             $  103,446

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $795,000 and $659,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, re-spectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partners have continued advancing and al-lowing the accrual without payment of these amounts but are under no obligation to continue to do so.

(b) The Partnership reimburses the General Partner and its affili-ates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership.
These services include site visits and evaluations of the subsidiary partnerships' performance.

(c) Independence SLP L.P., a special limited partner of the sub-sidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

(d) Property management fees incurred by the Local Partnerships amounted to $149,175 and $149,187 for the three months ended
June 30, 1999 and 1998, respectively.  Of these fees, $64,233 and
$63,946 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include interest earned on proceeds from the offering which were invested in tax-exempt money market instruments pending final payments to Local Part-nerships and a working capital reserve and interest thereon. All these sources of funds are available to meet obligations of the Partnership.

As of June 30, 1999, the Partnership has approximately $890,000 remaining to be paid (including approximately $631,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. During the three months ended June 30, 1999, $0 was paid to Local Partnerships.

For the three months ended June 30, 1999, cash and cash equiva-lents of the Partnership and its fifteen consolidated Local Partner-ships increased approximately $16,000. This increase is attribut-able to cash provided by operating activities ($354,000) and a net increase in due to local general partners and affiliates for financing and investing activities ($2,000) which exceeded improvements to property and equipment ($28,000), an increase in cash held in escrow from investing activities ($216,000) and principal payments of mortgage notes ($96,000). Included in the adjustments to rec-oncile the net loss to cash provided by operating activities is de-preciation and amortization of approximately $857,000.

At June 30, 1999, there is approximately $143,000 in the working capital reserves. For the three months ended June 30, 1999 and 1998, the Partnership did not receive any distributions. Manage-ment anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $795,000 and $659,000 were accrued and unpaid as of June 30, 1999 and March 31, 1999, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obli-gation to continue to do so (see Note 2).

For a discussion of contingencies affecting certain Local Partner-ships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing con-tingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Lo-cal Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the compliance pe-riod.

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the coun-try is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not pro-tect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years, and are transferable with the property during the re-mainder of such ten-year period. If the General Partner deter-mined that a sale of a property is warranted, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market, which are not included in the financial statement carrying amount.

Results of Operations

The Partnership's results of operations for the three months ended June 30, 1999 and 1998 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partner-ships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 6% for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to rental rate increases as well as an increase in occupancy at two Local Partnerships.

Other income decreased approximately $16,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to less interest earned at the Partner-ship level due to lower cash and cash equivalent balances in 1999.

Total expenses, excluding general and administrative-related par-ties and insurance remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 1999 as compared to the corresponding period in 1998.

General and administrative-related parties increased approxi-mately $120,000 for the three months ended June 30, 1999 as com-pared to the corresponding period in 1998 primarily due to an increase in Partnership management fees payable to the General Partner.

Insurance decreased approximately $19,000 for the three months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to a reduction in coverage at one Local Part-nership and a reduction in the insurance premium at a second Local Partnership.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partner. The affiliate of the General Partner has upgraded its computer information systems to be year 2000 compliant. The most likely worst case scenario that the General Partner faces is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contin-gency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partner is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assur-ances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspon-dence. The Partnership relies heavily on third parties and is vul-nerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		(3A)	Agreement of Limited Partnership of Inde-
pendence Tax Credit Plus L.P. II as adopted on February 11, 1992*

		(3B)	Form of Amended and Restated Agreement of
Limited Partnership of Independence Tax Credit Plus L.P. II, at-tached to the Prospectus as Exhibit A**

		(3C)	Certificate of Limited Partnership of Independ-
ence Tax Credit Plus L.P. II as filed on February 11, 1992*

		(10A)	Form of Subscription Agreement attached to
the Prospectus as Exhibit B**

		(10B)	Escrow Agreement between Independence Tax
Credit Plus L.P. II and Bankers Trust Company*

		(10C)	Form of Purchase and Sales Agreement per-
taining to the Partnership's acquisition of Local Partnership Inter-ests*

		(10D)	Form of Amended and Restated Agreement of
Limited Partnership of Local Partnerships*

		(27)	Financial Data Schedule (filed herewith).

		*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Regis-tration Statement on Form S-11 (Registration No. 33-37704)

		**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Regis-tration Statement on Form S-11 (Registration No. 33-37704)

	(b)	Reports on Form 8-K

		No reports on Form 8-K were filed during the quar-ter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES INC., General Partner


Date:  August 3, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  August 3, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)