Form 10-Q
period 1999-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 1999-10-29
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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

                                            September 30,      March 31,
                                                1999             1999

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $14,557,702 and $12,842,757,
  respectively                               $93,447,526      $95,123,555
Cash and cash equivalents                      1,106,205        1,051,505
Cash held in escrow                            2,756,387        2,487,110
Deferred costs, net of accumulated
  amortization of $433,373
  and $385,360, respectively                     377,199          425,212
Other assets                                     707,115          757,455

Total assets                                 $98,394,432      $99,844,837

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                       $58,933,211      $59,105,602
Accounts payable and other
  liabilities                                  1,466,648        1,304,205
Accrued interest                               6,751,218        6,449,318
Due to local general partners and
  affiliates                                   1,844,364        1,839,744
Due to general partner and
  affiliates                                   1,161,348          851,420

Total liabilities                             70,156,789       69,550,289

Minority interest                                146,727          152,233

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)                     28,333,956       30,364,841
General partner                                 (243,040)        (222,526)

Total partners' capital (deficit)             28,090,916       30,142,315

Total liabilities and partners'
  capital (deficit)                          $98,394,432      $99,844,837

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                       Three Months Ended          Six Months Ended
                        September 30,                 September 30,
                       1999          1998*         1999          1998*

Revenues
Rental income      $ 1,953,667   $ 1,899,734   $ 3,898,257   $ 3,743,323
Other income            43,353        48,777        79,115       100,658

Total revenues       1,997,020     1,948,511     3,977,372     3,843,981

Expenses
General and
  administrative       484,672       477,553       975,715       934,068
General and
  administrative-
  related parties
  (Note 2)             233,483       368,071       456,817       471,517
Repairs and
  maintenance          460,879       418,233       839,471       800,828
Operating              184,104       181,910       410,879       403,687
Taxes                  184,910       197,783       360,008       376,343
Insurance              107,928       120,905       229,749       261,345
Financial              432,047       455,550       998,680       998,276
Depreciation and
  amortization         906,315       920,609     1,762,958     1,776,264

Total expenses       2,994,338     3,140,614     6,034,277     6,022,328

Loss before
  minority
  interest            (997,318)   (1,192,103)   (2,056,905)   (2,178,347)
Minority interest
  in loss of
  subsidiary
  partnerships           2,849         2,727         5,506         5,747

Net loss          $   (994,469)  $(1,189,376)  $(2,051,399)  $(2,172,600)

Net loss-limited
  partners        $   (984,524)  $(1,177,482)  $(2,030,885)  $(2,150,874)

Number of BACs
  outstanding           58,928        58,928        58,928        58,928

Net loss per BAC   $    (16.70)  $    (19.98)  $    (34.46)  $    (36.50)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners' Capital (Deficit)
(Unaudited)

                                              Limited          General
                                Total         Partners         Partner

Partners' capital
  (deficit) -
  April 1, 1999              $30,142,315      $30,364,841      $(222,526)

Net loss                      (2,051,399)      (2,030,885)       (20,514)

Partners' capital
  (deficit) -
  September 30, 1999         $28,090,916      $28,333,956      $(243,040)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(Unaudited)
                                                 Six Months Ended
                                                  September 30,
                                                1999              1998

Cash flows from operating activities:
Net loss                                    $(2,051,399)      $(2,172,600)
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and amortization                 1,762,958         1,776,264
Minority interest in loss of
  subsidiaries                                   (5,506)           (5,747)
Increase in accounts payable and
  other liabilities                             162,443            86,898
Increase in accrued interest                    301,900           263,317
Decrease in cash held in escrow                  12,141           187,042
Decrease in other assets                         50,340            20,445
Increase in due to local general
  partners and affiliates                        23,118            10,717
Decrease in due to local general
  partners and affiliates                       (52,577)          (47,064)
Increase in due to
  general partner and affiliates                309,928           278,077

Total adjustments                             2,564,745         2,569,949

Net cash provided by
  operating activities                          513,346           397,349

Cash flows from investing activities:
Improvements to property and
  equipment                                     (38,916)          (68,732)
Increase in cash held
  in escrow                                    (281,418)         (561,158)
Increase in due to local general
  partners and affiliates                        12,071                 0

Net cash used in investing activities          (308,263)         (629,890)

Cash flows from financing activities:
Principal payments of mortgage
  notes                                        (172,391)         (161,323)
Increase in due to local
  general partner and affiliates                 24,899                 0
Decrease in due to local
  general partner and affiliates                 (2,891)                0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest                   0           (20,198)

Net cash used in financing activities          (150,383)         (181,521)

Net increase (decrease) in cash and
  cash equivalents                               54,700          (414,062)
Cash and cash equivalents at
  beginning of period                         1,051,505         2,651,208
Cash and cash equivalents at
  end of period                             $ 1,106,205       $ 2,237,146

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 1999
(Unaudited)

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

As of September 30, 1999, the Partnership has interests in fifteen Local Partnerships. The Partnership does not intend to acquire additional properties. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to re-move the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Part-nership has a controlling financial interest in the subsidiary part-nerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. The Partnership's fiscal quarter ends Septem-ber 30, in order to allow adequate time for the subsidiary partner-ships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Such losses aggregated approximately $6,000 and $6,000 and $12,000 and $12,000 for the three and six months ended September
30, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership.
In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, the results of operations for the three and six months ended September 30, 1999 and 1998 and cash flows for the six months ended September 30, 1999 and 1998. However, the operating results for the six months ended Septem-ber 30, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 1999 and 1998 were as follows:
                         Three Months Ended           Six Months Ended
                            September 30,               September 30,
                         1999          1998          1999          1998
Partnership manage-
  ment fees (a)        $136,500      $260,500      $273,000      $273,000
Expense reimburse-
  ment (b)               21,000        35,955        35,601        54,955
Local administra-
  tive fee (c)            8,000         8,000        16,000        16,000
Total general and
  administrative-
  General Partner       165,500       304,455       324,601       343,955
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)           67,983        63,616       132,216       127,562
Total general and
  administrative-
  related parties      $233,483      $368,071      $456,817      $471,517

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $932,000 and $659,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respectively. Without the General Partners' advances and contin-ued accrual without payment of certain fees and expense reim-bursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $154,646 and $136,590 and $303,821 and $285,777 for
the three and six months ended September 30, 1999 and 1998, respectively. Of these fees, $67,983 and $63,616 and $132,216 and $127,562 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 1999, the Partnership has approximately
$890,000 remaining to be paid (including approximately $631,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Part-nership does not intend to acquire additional properties. During the six months ended September 30, 1999, $0 was paid to Local
Partnerships.

For the six months ended September 30, 1999, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $55,000. This increase is attributable to cash provided by operating activities ($513,000) and a net increase in due to local general partners and affiliates for financing and investing activities ($34,000) which exceeded im-provements to property and equipment ($39,000), an increase in cash held in escrow from investing activities ($281,000) and prin-cipal payments of mortgage notes ($172,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,763,000.

At September 30, 1999, there is approximately $120,000 in the working capital reserves. For the six months ended September 30, 1999 and 1998, the Partnership did not receive any distributions. Management anticipates receiving distributions in the future, al-though not to a level sufficient to permit providing cash distribu-tions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $932,000 and $659,000 were accrued and unpaid as of September 30, 1999 and March 31, 1999, respec-tively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obliga-tions. The General Partners have continued advancing and al-lowing the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Results of Operations

The Partnership's results of operations for the three and six months ended September 30, 1999 and 1998 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the correspond-ing expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 4% for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to rental rate in-creases as well as an increase in occupancy at two Local Partner-ships.

Other income decreased approximately $5,000 and $22,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to less interest earned at the Partnership level due to lower cash and cash equivalent balances in 1999.

Total expenses, excluding general and administrative-related par-ties, repairs and maintenance and insurance remained fairly con-sistent with a decrease of approximately 2% and an increase of less than 1% for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998.

General and administrative-related parties decreased approxi-mately $135,000 for the three months ended September 30, 1999 as compared to the corresponding period in 1998 primarily due to an increase in partnership management fees payable to the General Partner in 1998.

Repairs and maintenance increased approximately $43,000 for the three months ended September 30, 1999 as compared to the corre-sponding period in 1998 primarily due to an increase in land-scaping and exterminating services at one Local Partnership.

Insurance decreased approximately $13,000 and $32,000 for the three and six months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to a reduction in coverage at one Local Partnership and a reduction in the insurance premium at a second Local Partnership.

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


Date:  October 29, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  October 29, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)