Form 10-Q
period 1999-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2000-02-07
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1999

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

PART I - Financial Information

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                             December 31,      March 31,
                                                1999             1999
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $15,415,619 and $12,842,757,
  respectively                               $92,621,437      $95,123,555
Cash and cash equivalents                      1,096,977        1,051,505
Cash held in escrow                            2,826,461        2,487,110
Deferred costs, net of accumulated
  amortization of $455,654
  and $385,360, respectively                     354,918          425,212
Other assets                                     742,727          757,455

Total assets                                 $97,642,520      $99,844,837

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                       $58,827,696      $59,105,602
Accounts payable and other
  liabilities                                  1,521,635        1,304,205
Accrued interest                               7,265,436        6,449,318
Due to local general partners and
  affiliates                                   1,840,037        1,839,744
Due to general partner and
  affiliates                                   1,337,239          851,420

Total liabilities                             70,792,043       69,550,289

Minority interest                                140,144          152,233

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)                     26,967,179       30,364,841
General partner                                 (256,846)        (222,526)

Total partners' capital (deficit)             26,710,333       30,142,315

Total liabilities and partners'
  capital (deficit)                          $97,642,520      $99,844,837

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                      Three Months Ended            Nine Months Ended
                         December 31,                  December 31,
                      1999           1998*          1999          1998
Revenues
Rental income      $ 1,960,848   $ 1,916,298    $ 5,859,105   $ 5,659,621
Other income            88,198        88,178        167,313       188,836

Total revenues       2,049,046     2,004,476      6,026,418     5,848,457

Expenses
General and
  administrative       501,765       583,533      1,477,480     1,517,601
General and
  administrative-
  related parties
  (Note 2)             249,650       232,818        706,467       704,335
Repairs and
  maintenance          487,965       408,779      1,327,436     1,209,607
Operating              232,626       169,088        643,505       572,775
Taxes                  133,479       124,232        493,487       500,575
Insurance              126,900       122,559        356,649       383,904
Financial              819,722       792,045      1,818,402     1,790,321
Depreciation and
  amortization         880,198       889,156      2,643,156     2,665,420

Total expenses       3,432,305     3,322,210      9,466,582     9,344,538

Loss before
  minority
  interest          (1,383,259)   (1,317,734)    (3,440,164)   (3,496,081)
Minority interest
  in loss of
  subsidiary
  partnerships           2,676         2,315          8,182         8,062

Net loss           $(1,380,583)  $(1,315,419)   $(3,431,982)  $(3,488,019)

Net loss-limited
  partners         $(1,366,777)  $(1,302,265)   $(3,397,662)  $(3,453,139)

Number of BACs
  outstanding           58,928        58,928         58,928        58,928

Net loss per BAC   $    (23.20)  $    (22.10)   $    (57.66)  $    (58.60)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners' Capital (Deficit)
(Unaudited)
                                             Limited             General
                           Total             Partners            Partner
Partners' capital
  (deficit) -
  April 1, 1999         $30,142,315         $30,364,841         $(222,526)

Net loss                 (3,431,982)         (3,397,662)          (34,320)

Partners' capital
  (deficit) -
  December 31, 1999     $26,710,333         $26,967,179         $(256,846)

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(Unaudited)
                                                  Nine Months Ended
                                                     December 31,
                                                  1999            1998
Cash flows from operating activities:
Net loss                                     $(3,431,982)     $(3,488,019)
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and amortization                  2,643,156        2,665,420
Minority interest in loss of
  subsidiaries                                    (8,182)          (8,062)
Increase in accounts payable and
  other liabilities                              217,430          (66,806)
Increase in accrued interest                     816,118          757,255
Decrease in cash held in escrow                   16,084          298,874
Decrease (increase) in other assets               14,728          (17,462)
Increase in due to local general
  partners and affiliates                         20,434           90,247
Decrease in due to local general
  partners and affiliates                        (41,624)         (17,019)
Increase in due to
  general partner and affiliates                 485,819          369,735

Total adjustments                              4,163,963        4,072,182

Net cash provided by operating activities        731,981          584,163

Cash flows from investing activities:
Improvements to property and equipment           (70,744)        (102,341)
Increase in cash held in escrow                 (355,435)        (326,086)
Decrease in due to local general
  partners and affiliates                         (5,415)         (12,901)

Net cash used in investing activities           (431,594)        (441,328)

Cash flows from financing activities:
Principal payments of mortgage notes            (277,906)        (289,584)
Increase in due to local
  general partner and affiliates                  26,898            4,000
Decrease in due to local
  general partner and affiliates                       0          (20,905)
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest               (3,907)         (20,198)

Net cash used in financing activities           (254,915)        (326,687)

Net increase (decrease) in cash and
  cash equivalents                                45,472         (183,852)
Cash and cash equivalents at
  beginning of period                          1,051,505        2,651,208
Cash and cash equivalents at
  end of period                               $1,096,977       $2,467,356

See Accompanying Notes to Consolidated Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the "Partnership") and 15 other limited partnerships ("subsidiary partnerships", "subsidiar-ies" or "Local Partnerships") owning leveraged apartment com-plexes that are eligible for the low-income housing tax credit.
Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affili-ate of the General Partner, which affiliate has a contractual obliga-tion to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 31. The Partnership's fiscal quarter ends Decem-ber 31, in order to allow adequate time for the subsidiary partner-ships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercom-pany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Such losses aggregated approximately $10,000 and $9,000 and $22,000 and $21,000 for the three and nine months ended Decem-ber 31, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership.
In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunc-tion with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 1999.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring ad-justments) necessary to present fairly the financial position of the Partnership as of December 31, 1999, the results of operations for the three and nine months ended December 31, 1999 and 1998 and cash flows for the nine months ended December 31, 1999 and 1998. However, the operating results for the nine months ended December 31, 1999 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 1999 and 1998 were as follows:
                        Three Months Ended          Nine Months Ended
                            December 31,               December 31,
                        1999           1998         1999          1998
Partnership manage-
  ment fees (a)        $136,500      $136,500      $409,500      $409,500
Expense reimburse-
  ment (b)               39,295        25,000        74,896        79,955
Local administra-
  tive fee (c)            8,000         8,000        24,000        24,000
Total general and
  administrative-
  General Partner       183,795       169,500       508,396       513,455
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general partners (d)   65,855        63,318       198,071       190,880
Total general and
  administrative-
  related parties      $249,650      $232,818      $706,467      $704,335

(a) The General Partner is entitled to receive a partnership man-agement fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's invest-ments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinanc-ing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,068,000 and $659,000 were accrued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partners' advances and contin-ued accrual without payment of certain fees and expense reim-bursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $148,978 and $151,482 and $452,799 and $437,259 for
the three and nine months ended December 31, 1999 and 1998, respectively. Of these fees, $65,855 and $63,318 and $198,071 and $190,880 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include working capital reserves, interest earned on working capital reserves and distribu-tions received from the Local Partnerships.

As of December 31, 1999, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $890,000 of the purchase price remains to be paid to the Local Partnerships
(including approximately $631,000 being held in escrow).

For the nine months ended December 31, 1999, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $45,000. This increase is attributable to cash provided by operating activities ($732,000) and a net increase in due to local general partners and affiliates for financing and investing activities ($21,000) which exceeded im-provements to property and equipment ($71,000), an increase in cash held in escrow from investing activities ($355,000), principal payments of mortgage notes ($278,000) and a decrease in capitali-zation of consolidated subsidiaries attributable to minority interest ($4,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amorti-zation of approximately $2,643,000.

At December 31, 1999, there is approximately $186,000 in the working capital reserves. For the nine months ended December
31, 1999 and 1998, the Partnership did not receive any distribu-tions. Management anticipates receiving distributions in the fu-ture, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $1,068,000 and $659,000 were ac-crued and unpaid as of December 31, 1999 and March 31, 1999, respectively. Without the General Partners' advances and contin-ued accrual without payment of certain fees and expense reim-bursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Results of Operations

The Partnership's results of operations for the three and nine months ended December 31, 1999 and 1998 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the correspond-ing expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% and 4% for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to rental rate in-creases as well as an increase in occupancy at two Local Partner-ships.

Other income decreased approximately $22,000 for the nine months ended December 31, 1999 as compared to the corre-sponding period in 1998 primarily due to an insurance refund received at one Local Partnership in 1998.

Total expenses, excluding general and administrative, repairs and maintenance and operating remained fairly consistent with an increase of approximately 2% and a decrease of less than 1% for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998.

General and administrative decreased approximately $82,000 for the three months ended December 31, 1999 as compared to the corresponding period in 1998 primarily due to a decrease in ac-counting fees due to a cost certification performed at one Local Partnership in 1998 and a reduction in management personnel at a second Local Partnership in 1999.

Repairs and maintenance increased approximately $79,000 for the three months ended December 31, 1999 as compared to the corre-sponding period in 1998 primarily due to carpet repair and inte-rior painting at one Local Partnership, graffiti removal and van-dalism repairs at a second Local Partnership as well as small in-creases at a third Local Partnership.

Operating increased approximately $64,000 and $71,000 for the three and nine months ended December 31, 1999 as compared to the corresponding periods in 1998 primarily due to underaccrual of meter charges by one Local Partnership in 1998, as well as an increased share of utility charges at a second Local Partnership in 1999.

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


INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)


	By:	RELATED INDEPENDENCE
		ASSOCIATES L.P., General Partner

	By:	RELATED INDEPENDENCE
		ASSOCIATES INC., General Partner


Date:  February 7, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 7, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)