Form 10-K
period 2000-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2000-06-12
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

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

       None

Index to exhibits may be found on page 78

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

On January 19, 1993, the Partnership commenced a public offering (the "Offering") of Beneficial Assignment Certificates ("BACs") representing assignments of limited partnership interests in the Partnership ("Limited Partnership Interests"). The Partnership received $58,928,000 of gross proceeds from the Offering (the "Gross Proceeds") from 3,475 investors ("BACs holders"). The Offering was terminated on April 7, 1994.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2000, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2000, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $890,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2.
Properties, below.

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2000. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14. Schedule III.

                             Local Partnership Schedule
                             --------------------------

                                                        % of Units Occupied at May 1,
Name and Location                                    --------------------------------
(Number of Units)                   Date Acquired    2000   1999   1998   1997   1996
-----------------                   -------------    ----   ----   ----   ----   ----
Lincoln Renaissance
Reading, PA (52)                    April 1993        98%    90%    98%   100%    98%

United Germano-Millgate
Limited Partnership
Chicago, IL (350)                   October 1993      99%    98%    98%    98%    98%

Mansion Court Associates
Philadelphia, PA (30)               November 1993     97%    97%   100%    93%   100%



                             Local Partnership Schedule
                             --------------------------
                                     (continued)

                                                        % of Units Occupied at May 1,
Name and Location                                    --------------------------------
(Number of Units)                   Date Acquired    2000   1999   1998   1997   1996
-----------------                   -------------    ----   ----   ----   ----   ----
Derby Run Associates, L.P.
Hampton, VA (160)                   February 1994     89%    82%    71%    94%     95%

Renaissance Plaza '93
Associates , L.P.
Baltimore, MD (95)                  February 1994     95%    99%    99%    99%     98%

Tasker Village Associates
Philadelphia, PA (28)               May 1994          93%    93%    96%    93%    100%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)                September 1994    97%    93%    95%    92%      0%*

Colden Oaks
Limited Partnership
Los Angeles, CA (38)                September 1994   100%   100%    92%    95%     97%

Brynview Terrace, L.P.
Los Angeles, CA (8)                 September 1994   100%   100%   100%   100%      0%*

NLEDC, L.P.
Los Angeles, CA (43)                September 1994   100%    98%    95%    93%     93%

Creative Choice
Homes VI, Ltd.
Miami, FL (102)                     September 1994   100%   100%    98%    98%     98%

P&P Homes for the
Elderly, L.P.
Los Angeles, CA (107)               September 1994    99%    97%    95%    68%(1)   0%*

Clear Horizons
Limited Partnership
Shreveport, LA (84)                 December 1994     98%    96%    90%    93%     95%

Neptune Venture, L.P.
Neptune Township, NJ (99)           April 1995        97%    99%    98%   100%     35%(1)

Affordable Green Associates L.P.
New York, NY (41)                   April 1995       100%   100%   100%   100%    100%

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the general partners of the Local Partnerships ("Local General Partners") provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded have been treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidating damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit (all of which have expired as of March 31, 2000), Operating Deficit (all current operating deficits expire within the next year) and/or Rent-Up Guarantees (all rent-up deficit guarantees have expired as of March 31, 2000) are secured by letters of credit and/or cash escrow deposits.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2000, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of March 31, 2000, the Partnership has approximately 3,485 registered holders of an aggregate of 58,928 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2000. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                     Year Ended March 31,
                            -----------------------------------------------------------------------
OPERATIONS                      2000           1999          1998           1997           1996
----------                  -----------    -----------   ------------   ------------   ------------
Revenues                    $ 8,211,451    $ 7,932,980   $  7,905,546   $  6,663,351   $  5,325,045
Operating expenses          (13,137,023)   (12,665,156)   (13,202,649)   (10,687,879)    (8,277,953)
Loss on impairment                    0              0     (3,925,514)             0              0
 of assets                   ----------     ----------    -----------    -----------    -----------


Loss before                  (4,925,572)    (4,732,176)    (9,222,617)    (4,024,528)    (2,952,908)
 minority interest
Minority interest                10,908         11,063         10,710          8,916          8,519
  in loss of                 ----------     ----------    -----------    -----------    -----------
  subsidiaries

Net loss                    $(4,914,664)   $(4,721,113)  $ (9,211,907)  $ (4,015,612)  $ (2,944,389)
                             ==========     ==========    ===========    ===========    ===========

Net loss per                $    (82.57)   $    (79.32)  $    (154.76)  $     (67.46)  $     (49.47)
 weighted average BAC        ==========     ==========    ===========    ===========    ===========


                                                           March 31,
                            -----------------------------------------------------------------------
FINANCIAL POSITION              2000           1999          1998           1997           1996
------------------          -----------    -----------   ------------   ------------   ------------
Total assets                $96,634,527    $99,844,837   $103,971,047   $112,831,500   $116,928,522
                             ==========     ==========    ===========    ===========    ===========

Total liabilities           $71,338,864    $69,550,289   $ 68,811,891   $ 68,438,976   $ 68,086,980
                             ==========     ==========    ===========    ===========    ===========

Minority interest           $    68,012    $   152,233   $    295,728   $    317,189   $    750,595
                             ==========     ==========    ===========    ===========    ===========

Total partners'             $25,227,651    $30,142,315   $ 34,863,428   $ 44,075,335   $ 48,090,947
  capital                    ==========     ==========    ===========    ===========    ===========

During the years ended March 31, 2000 and 1999, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment. During the year ended March 31, 1998, total assets decreased primarily due to depreciation, loss on impairment of assets and the repayments of amounts due to local general partners and affiliates, partially offset by improvements to property and equipment. During the year ended March 31, 1997, total assets decreased primarily due to a decrease in cash and cash equivalents resulting from construction in progress and acquisitions of property and equipment in excess of net proceeds from mortgage and construction loans and also the repayments of amounts due to local general partners and affiliates. This decrease in cash and cash equivalents was partially offset by the increase in construction in progress and acquisitions of property and equipment net of depreciation. During the year ended March 31, 1996, total assets and liabilities increased primarily due to the continued acquisition of Local Partnerships. Property and equipment increased approximately $37,000,000 for the year ended March 31, 1996. Construction in progress decreased approximately $19,000,000 and $4,000,000 for the years ended March 31, 1997 and 1996. For the year ended March 31, 1996, the increase in property and equipment and construction in progress was partially funded by capital contributions made to the Local Partnerships resulting in a decrease in cash and cash equivalents. For the years ended March 31, 1997 and 1996, minority interest decreased due to distributions received by the local general partners.

CASH DISTRIBUTIONS
The Partnership has made no distributions to the BACs holders as of March 31, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.

As of March 31, 2000, the Partnership has invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds in fifteen Local Partnerships of which approximately $890,000 remains to be paid (including approximately $631,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional properties. Although the Partnership will not be acquiring additional properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses. There were no such adjustments during the year ended March 31, 2000.

For the Fiscal Year ended March 31, 2000, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships decreased approximately $80,000. This decrease is primarily due to improvements to property and equipment ($172,000), principal payments of mortgage notes ($352,000), a decrease in cash held in escrow from investing activities ($279,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($73,000) which exceeded cash provided by operating activities ($790,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($13,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,584,000).

At March 31, 2000, there is a balance of approximately $247,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2000, 1999 and 1998, respectively, amounts received from operations of the Local Partnerships were approximately $70,000, $66,000 and $52,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $1,205,000 and $659,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively (see Note 8). Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the general partners of the Local Partnerships have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, $4,700,000 of which has expired as of March 31, 2000. As of March 31, 2000 and 1999, $365,409 and $356,207 has been funded under the Operating Deficit Guaranty agreements. All current oper-ating deficit guarantees expire within the next year. Management does not expect their expiration to have a material impact on liquidity, based on prior years' fundings.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future tax credits from such Local Partnership and may also result in recapture of tax credits if the investment is lost before expiration of the credit period.

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

Through March 31, 2000, the Partnership has recorded approximately $3,926,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). The net loss for the 1997 Fiscal Year includes a loss on impairment of assets of approximately $3,926,000 (see Note 4 in Item 8. Financial Statements and Supplementary Data).

The net loss for the 1999, 1998 and 1997 Fiscal Years totaled $4,914,664, $4,721,113 and $9,211,907, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,728,115 , $8,806,766 and $8,533,019 of Housing Tax Credits during the 1999, 1998 and 1997 tax years, respectively.

1999 VS. 1998
The Partnership's results of operations for the 1999 and 1998 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the year ended March 31, 2000 as compared to 1999 primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, taxes and financial interest, remained fairly consistent with a decrease of approximately 2% for the year ended March 31, 2000 as compared to 1999.

Repairs and maintenance increased approximately $264,000 for the year ended March 31, 2000 as compared to 1999 primarily due to interior painting and vinyl floor replacement at one Local Partnership, tile, carpet and kitchen cabinet replacement at a second Local Partnership and the hiring of a full time landscaper along with increased security at a third Local Partnership.

Taxes increased approximately $81,000 for the year ended March 31, 2000 as compared to 1999 primarily due to property tax exemptions received at one Local Partnership in the year ended March 31, 1999.

Financial interest increased approximately $297,000 for the year ended March 31, 2000 as compared to 1999 primarily due to a prior period adjustment for construction interest at one Local Partnership in the year ended March 31, 1999.

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

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

CLEAR HORIZONS LIMITED PARTNERSHIP
At December 31, 1999, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $127,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1999, is $135,994 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1999.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                     15

         Consolidated Balance Sheets at March 31, 2000 and 1999           58

         Consolidated Statements of Operations for the Years
         Ended March 31, 2000, 1999 and 1998                              59

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2000, 1999
         and 1998                                                         60

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2000, 1999 and 1998                              61

         Notes to Consolidated Financial Statements                       63

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (a Delaware Limited Partnership) as of March 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (Fiscal 1999, 1998 and 1997) subsidiary partnerships whose losses aggregated $4,170,745, $3,860,136 and $8,886,716 for the 1999, 1998 and 1997 Fiscal Years,
respectively, and whose assets constituted 96% of the Partnership's assets at March 31, 2000 and 1999, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 2, 2000

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance (a Pennsylvania Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehman LLP
Quincy, Massachusetts
January 26, 2000

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance (a Pennsylvania Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 30, 1999

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 14, 2000, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and reports dated February 14, 2000, on its compliance with specific requirements applicable to major HUD and IHDA-assisted programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
Engagement Partner: Paul H. Wieland
13 South Batavia Avenue
Batavia, Illinois 60510
(630) 761-8199
EIN 36-4025026
February 14, 2000

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1999, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and reports dated January 22, 1999 on its compliance with specific requirements applicable to major HUD and IHDA-assisted programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
Engagement Partner: Paul H. Wieland
1157 South Raddant Road
Batavia, Illinois 60510
(630) 761-8199
EIN 36-4025026
January 22, 1999

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 20, 2000

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 18, 1999

[Letterhead of Wall, Einhorn & Chernitzer, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Derby Run Associates, L.P.
 (A Virginia Limited Partnership)
Virginia Beach, Virginia

We have audited the accompanying balance sheet of Derby Run Associates, L.P., (A Virginia Limited Partnership) as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Derby Run Associates, L.P. as of December 31, 1999, and the results of its operations, changes in partner's equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on pages 12-18, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Wall, Einhorn & Chernitzer, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Norfolk, Virginia
February 1, 2000

[Letterhead of Burrus Paul & Turnbull]

INDEPENDENT AUDITORS' REPORT

To the Partners Virginia Housing Development Authority
Derby Run Associates, L.P.
601 S. Belvidere Street
Virginia Beach, Virginia
Richmond, Virginia 23220

We have audited the accompanying balance sheet of Derby Run Associates, L.P., Project No. 93-0625-C, as of December 31, 1998, and the related statement of profit and loss (HUD Form 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of VHDA Project No. 93-0625-C as of December 31, 1998 and the results of its operations, changes in partner's equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Burrus Paul & Turnbull
CERTIFIED PUBLIC ACCOUNTANTS
Norfolk, Virginia
January 27, 1999

[Letterhead of Burrus Paul & Turnbull]

INDEPENDENT AUDITORS' REPORT

To the PartnersVirginia Housing Development Authority
Derby Run Associates, L.P.601 S. Belvidere Street
Virginia Beach, VirginiaRichmond, Virginia 23220

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

/s/ Burrus Paul & Turnbull
CERTIFIED PUBLIC ACCOUNTANTS
Norfolk, Virginia
February 11, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 1999, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 1999, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 33 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 26, 2000 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control and on its compliance with requirements applicable to DHCD-assisted programs, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman
Audit Principal: Robert J. Denmark
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 26, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 1998, and the related statements of profit and loss (on HUD Form No. 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 1998, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 23 through 30 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information, except for that portion marked "unaudited," on which we express no opinion, has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 21, 1999 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control and on its compliance with requirements applicable to CDA programs, fair housing and non-discrimination and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman
Audit Principal: Lester A. Kanis
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 21, 1999

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

/s/ Reznick Fedder & Silverman
Audit Principal: Lester A. Kanis
Bethesda, Maryland
January 31, 1998

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Tasker Village Associates

We have audited the accompanying balance sheet of Tasker Village Associates (a Pennsylvania limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 15, 2000

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Tasker Village Associates

We have audited the accompanying balance sheet of Tasker Village Associates (a Pennsylvania limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners and contracted management agent, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 19, 1999

[Letterhead of Clifford R. Benn]

INDEPENDENT AUDITOR'S REPORT

General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 1999 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1999 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.

/s/ Clifford R. Benn
Carson, California
February 23, 2000

[Letterhead of Clifford R. Benn]

INDEPENDENT AUDITOR'S REPORT

General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 1998 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1998 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.

/s/ Clifford R. Benn
Carson, California
February 16, 1999

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

/s/ Clifford R. Benn
Carson, California
February 2, 1998, except as to the last paragraph above
and Notes 5 and 6, which are as of March 13, 1998

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Marvin Mason
Certified Public Accountant
Encino, California
February 25, 2000

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Marvin Mason
Encino, California
February 28, 1998

[Letterhead of Clifford R. Benn]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 1999 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1999 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.

/s/ Clifford R. Benn, C.P.A.
Carson, California
February 17, 2000

[Letterhead of Clifford R. Benn]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 1998 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1998 and the results of its operations and its cash flow for the year then ended. In conformity with generally accepted accounting principles.

/s/ Clifford R. Benn, C.P.A.
Carson, California
February 4, 1999

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

/s/ Clifford R. Benn, C.P.A.
Carson, California
February 24, 1998

[Letterhead of Robert J. Pacheco, CPA]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 1999, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, I have also issued reports dated March 25, 1999, on my consideration of the Partnership's internal control, on its compliance with specific requirements applicable to nonmajor HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Robert Pacheco
Pasadena, California
March 25, 2000

[Letterhead of Robert J. Pacheco, CPA]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 1998, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, I have also issued reports dated February 25, 1999, on my consideration of the Partnership's internal control, on its compliance with specific requirements applicable to non-major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Robert Pacheco
Pasadena, California
February 25, 1999

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

/s/ Robert Pacheco
Robert J. Pacheco, CPA
Pasadena, California
February 25, 1998

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 1999, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 1999, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 1998, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 1998, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 5, 1999

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 6, 1998

[Letterhead of SUAREZ ACCOUNTANCY CORPORATION]

Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. at December 31, 1999, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Suarez Accountancy Corporation
San Pedro, California
February 3, 2000

[Letterhead of SUAREZ ACCOUNTANCY CORPORATION]

Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. as of December 31, 1998, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. at December 31, 1998, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Suarez Accountancy Corporation
San Pedro, California
March 8, 1999

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

/s/ Suarez Accountancy Corporation
San Pedro, California
January 30, 1998

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 1999, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 1999 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1999 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated February 9, 2000 on our consideration of Clear Horizons Limited Partnership's internal control, and reports dated February 9, 2000, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs.
/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Federal ID No. 72-0506596
Shreveport, Louisiana
February 9, 2000

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 1998, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 1998 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 1998 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated February 12, 1999 on our consideration of Clear Horizons Limited Partnership's internal control, and reports dated February 12, 1999, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs.
/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Federal ID No. 72-0506596
Shreveport, Louisiana
February 12, 1999

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated February 9, 1998 on our consideration of Clear Horizons Limited Partnership's internal control, and reports dated February 9, 1998, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs.
/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Federal ID No. 72-0506596
Shreveport, Louisiana
February 9, 1998

[Letterhead of Ziner, Kennedy & Lehan LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.

We have audited the accompanying balance sheets of Neptune Venture, L.P. (a New Jersey limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 17, 2000

[Letterhead of Ziner & Company, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.

We have audited the accompanying balance sheets of Neptune Venture, L.P. (a New Jersey limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 1998 and 1997, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Ziner & Company, P.C.
Boston, Massachusetts
January 20, 1999

[Letterhead of Lawlor, O'Brien & Chervenak, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 1999 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 1999 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2000

[Letterhead of Lawlor, O'Brien & Chervenak, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 1998 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 1998 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Lawlor, O'Brien & Chervenak, LLC
West Paterson, New Jersey
February 15, 1999

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

/s/ Lawlor, O'Brien & Chervenak, LLC
West Paterson, New Jersey
March 3, 1998

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                            March 31,
                                                                   ---------------------------
                                                                       2000           1999
                                                                   -----------    ------------
Property and equipment net, less accumulated
 depreciation (Notes 2, 4 and 7)                                   $91,850,520    $ 95,123,555
Cash and cash equivalents (Notes 2, 3 and 10)                          971,474       1,051,505
Cash held in escrow (Notes 3 and 5)                                  2,823,313       2,487,110
Deferred costs, less accumulated amortization (Notes 2 and 6)          293,477         425,212
Other assets                                                           695,743         757,455
                                                                   -----------    ------------
                                                                   $96,634,527    $ 99,844,837
                                                                   ===========    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                    $58,753,322    $ 59,105,602
Accounts payable and other liabilities                               1,427,263       1,304,205
Accrued interest                                                     7,759,548       6,449,318
Due to local general partners and affiliates (Note 8)                1,878,270       1,839,744
Due to general partner and affiliates (Note 8)                       1,520,461         851,420
                                                                   -----------    ------------

                                                                    71,338,864      69,550,289
                                                                   -----------    ------------

Minority interests                                                      68,012         152,233
                                                                   -----------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners
 (58,928 BACs issued and outstanding)                               25,499,324      30,364,841
General partner                                                       (271,673)       (222,526)
                                                                   -----------    ------------

Total partners' capital (deficit)                                   25,227,651      30,142,315
                                                                   -----------    ------------

Total liabilities and partners' capital (deficit)                 $ 96,634,527   $  99,844,837
                                                                   ===========    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended March 31,
                                                ----------------------------------------
                                                    2000          1999          1998
                                                ------------  ------------  ------------
Revenues

Rental income                                   $ 7,940,677   $ 7,641,654   $ 7,576,204
Other income                                        270,774       291,326       329,342
                                                 ----------    ----------    ----------
                                                  8,211,451     7,932,980     7,905,546
                                                 ----------    ----------    ----------
Expenses

General and administrative                        2,104,328     2,240,191     2,249,869
General and administrative-related parties
 (Note 8)                                           930,809       932,889       454,756
Repairs and maintenance                           1,868,271     1,604,008     1,574,825
Operating                                           881,623       869,450       964,586
Taxes                                               742,492       661,155       670,869
Insurance                                           408,695       434,484       523,826
Financial, principally interest                   2,616,748     2,319,601     3,244,578
Depreciation and amortization                     3,584,057     3,603,378     3,519,340
Loss on impairment of assets (Note 4)                     0             0     3,925,514
                                                 ----------    ----------    ----------
Total expenses                                   13,137,023    12,665,156    17,128,163
                                                 ----------    ----------    ----------

Loss before minority interest                    (4,925,572)   (4,732,176)   (9,222,617)

Minority interest in loss of subsidiary
 partnerships                                        10,908        11,063        10,710
                                                 ----------    ----------    ----------

Net loss                                        $(4,914,664)  $(4,721,113)  $(9,211,907)
                                                 ==========    ==========    ==========

Net loss - limited partners                     $(4,865,517)  $(4,673,902)  $(9,119,788)
                                                 ==========    ==========    ==========

Number of BACs outstanding                           58,928        58,928        58,928
                                                 ==========    ==========    ==========

Net loss per BAC                                $    (82.57)  $    (79.32)  $   (154.76)
                                                 ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                  Limited        General
                                                     Total        Partners       Partner
                                                  -----------     --------       -------
Partners' capital (deficit)-April 1, 1997         $44,075,335   $44,158,531    $  (83,196)

Net loss                                           (9,211,907)   (9,119,788)      (92,119)
                                                   ----------    ----------     ---------

Partners' capital (deficit)-March 31, 1998         34,863,428    35,038,743      (175,315)

Net loss                                           (4,721,113)   (4,673,902)      (47,211)
                                                   ----------    ----------     ---------

Partners' capital (deficit)-March 31, 1999         30,142,315    30,364,841      (222,526)

Net loss                                           (4,914,664)   (4,865,517)      (49,147)
                                                   ----------    ----------     ---------

Partners' capital (deficit)-March 31, 2000        $25,227,651   $25,499,324     $(271,673)
                                                   ==========    ==========      ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Year Ended March 31,
                                                      -----------------------------------------------
                                                           2000            1999             1998
                                                      -------------    -------------    -------------
Cash flows from operating activities:
Net loss                                              $ (4,914,664)    $ (4,721,113)    $ (9,211,907)
                                                       -----------      -----------      -----------
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation and amortization                            3,584,057        3,603,378        3,519,340
Loss on impairment of assets                                     0                0        3,925,514
Minority interest in loss of subsidiary partnerships       (10,908)         (11,063)         (10,710)
(Increase) decrease in assets:
Cash held in escrow                                        (57,052)         190,263           79,478
Other assets                                                61,712         (196,619)        (133,424)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                     123,058         (262,488)        (146,096)
Accrued interest                                         1,310,230        1,523,645        1,689,348
Increase in due to local general partners
 and affiliates                                             74,139           90,141           59,825
Decrease in due to local general partners
 and affiliates                                            (48,671)         (47,614)         (21,489)
Due to general partner and affiliates                      669,041          576,957           82,727
                                                       -----------      -----------      -----------
Total adjustments                                        5,705,606        5,466,600        9,044,513
                                                       -----------      -----------      -----------

Net cash provided by (used in)
  operating activities                                     790,942          745,487         (167,394)
                                                       -----------      -----------      -----------

Cash flows from investing activities:
Improvements to property and equipment                    (179,287)        (977,148)        (693,694)
 (Decrease) increase in cash held in escrow               (279,151)         (93,367)         227,455
Increase in due to local general partners
 and affiliates                                             53,152           12,721          278,606
Decrease in due to local general partners
 and affiliates                                            (20,000)      (1,040,768)      (1,126,883)
                                                       -----------      -----------      -----------

Net cash used in investing activities                     (425,286)      (2,098,562)      (1,314,516)
                                                       -----------      -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Year Ended March 31,
                                                      -----------------------------------------------
                                                           2000            1999             1998
                                                      -------------    -------------    -------------
Cash flows from financing activities:
Proceeds from mortgage notes                                     0          169,689        4,220,575
Principal payments of mortgage notes                      (352,280)        (344,461)        (488,360)
Proceeds from construction loans                                 0                0          306,635
Principal payments of construction loans                         0                0       (4,620,557)
Increase in due to local general partners
 and affiliates                                             37,914          178,981          326,443
Decrease in due to local general partners
 and affiliates                                            (58,008)        (118,405)        (187,859)
Increase in deferred costs                                       0                0          (35,184)
Decrease in capitalization of consolidated
 subsidiaries attributable to minority interest            (73,313)        (132,432)         (10,751)
                                                         ---------        ---------        ---------

Net cash used in financing activities                     (445,687)        (246,628)        (489,058)
                                                         ---------        ---------        ---------

Net decrease in cash and cash equivalents                  (80,031)      (1,599,703)      (1,970,968)

Cash and cash equivalents at beginning of year           1,051,505        2,651,208        4,622,176
                                                         ---------        ---------        ---------

Cash and cash equivalents at end of year                $  971,474      $ 1,051,505      $ 2,651,208
                                                         =========       ==========       ==========

Supplemental disclosure of cash flows
 information:
Cash paid during the year for interest                  $1,281,921      $ 1,295,973      $ 1,088,536
                                                         =========       ==========       ==========

Supplemental disclosures of noncash investing
 and financing activities:
Property and equipment reclassified to cash
 held in escrow                                         $        0      $    23,103      $         0

Conversion of construction notes payable
 to mortgage notes payable                                       0                0       15,748,803

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 2000.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which have been registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The Partnership raised a total of $58,928,000 representing 58,928 BACs. The offering was terminated on April 7, 1994.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $32,000, $29,000 and $80,000 for the years ended March 31, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

Through March 31, 2000, the Partnership has recorded a loss on impairment of assets of approximately $3,926,000.

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

e) Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital (Note 8).

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

h) Recent Pronouncements

In April 1998, the AICPA issued S0P No. 98-5 "Reporting on the Costs of Start-Up Activities." S0P No. 98.5, which was adopted April 1, 1999, requires that costs of start-up activities including organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred organizational costs must be expensed. This adoption resulted in $58,524 being fully expensed and included in depreciation and amortization on the consolidated statements of operations for the year ended March 31, 2000.

NOTE 3 - Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS AND CASH HELD IN ESCROW
The carrying amount approximates fair value.

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                            March 31, 2000              March 31, 1999
                                       ------------------------    -------------------------
                                        Carrying                    Carrying
                                         Amount      Fair Value      Amount       Fair Value
                                       -----------   ----------    -----------    ----------
Mortgage Notes Payable for
 which it is:
Practicable to estimate fair value     $ 1,110,000   $ 1,110,000   $ 1,175,000    $ 1,175,000
Not Practicable                        $57,643,322             *   $57,930,602              *

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                     March 31,                Estimated
                                          ------------------------------     Useful Lives
                                               2000            1999             (Years)
                                          -------------    -------------     ------------
Land                                       $ 6,228,836      $ 6,228,836            -
Building and improvements                  100,790,755      100,692,548          10-40
Furniture and fixtures                       1,119,217        1,044,928           5-10
                                          ------------     ------------

                                           108,138,808      107,966,312

Less:  Accumulated depreciation            (16,288,288)     (12,842,757)
                                          ------------     ------------

                                           $91,850,520      $95,123,555
                                            ==========     ============

Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2000 and 1999.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 2000 and 1999, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2000, 1999 and 1998 amounted to $3,452,322, $3,508,040 and $3,405,027, respectively.

During Fiscal Year 1999, $6,791 of accumulated depreciation was written off.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                                  March 31,
                                                          --------------------------
                                                              2000         1999
                                                          ------------  ------------
Purchase price payments*                                   $  631,000    $  631,000
Real estate taxes, insurance and other                      1,036,604       979,552
Reserve for replacements (Note 7)                           1,155,709       876,558
                                                            ---------     ---------

                                                           $2,823,313    $2,487,110
                                                            =========     =========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                    March 31,
                                          -----------------------------
                                              2000             1999           Period
                                          ------------     ------------    ------------
Financing costs                            $  367,308       $  376,394           *
Organization costs                                             400,475       60 months
Other                                          33,703           33,703        various
                                           ----------       ----------
                                              401,011          810,572
Less:  Accumulated amortization              (107,534)        (385,360)
                                           ----------       ----------

                                           $  293,477       $  425,212
                                           ==========       ==========

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2000, 1999 and 1998 amounted to $73,211, $95,338 and $114,313, respectively. During the Fiscal Year 1999, $409,561 of deferred costs were written off and $351,037 of accumulated amortization was written off.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

One mortgage note with a balance of $4,987,071 and $5,172,210 at December 31, 1999 and 1998, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                     Amount
------------------                 -------------
2000                                $   402,981
2001                                    451,048
2002                                    478,625
2003                                    518,376
2004                                    555,485
Thereafter                           56,346,807
                                     ----------
                                    $58,753,322
                                     ==========

The mortgage agreements require monthly deposits to replacement reserves of approximately $26,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2000, 1999 and 1998 are as follows:

A) Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all subsidiary partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, $4,450,000 of which has expired at March 31, 2000. As of March 31, 2000 and 1999, $375,828 and $356,207
has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

B) Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2000, 1999 and 1998 were as follows:

                                                              Year Ended March 31,
                                                      --------------------------------------
                                                         2000          1999          1998
                                                      ----------    ----------    ----------
Partnership management fees (a)                        $ 546,000     $ 546,000     $  50,000
Expense reimbursement (b)                                 97,485       100,678       112,759
Local administrative fees (d)                             25,000        33,750        32,500
                                                        --------      --------      --------
Total general and administrative-
General Partner                                          668,485       680,428       195,259
                                                        --------      --------      --------
Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                                     262,324       252,461       259,497
                                                        --------      --------      --------
Total general and administrative-
related parties                                        $ 930,809     $ 932,889     $ 454,756
                                                        ========      ========      ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,205,000 and $659,000 were accrued and unpaid as of March 31, 2000 and 1999, respectively.

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

(c) Property management fees incurred by subsidiary partnerships amounted to $578,531, $602,601 and $547,120 for the years ended March 31, 2000, 1999 and
1998, respectively. Of these fees $262,324, $252,461 and $259,497 were earned by affiliates of the subsidiary partnerships' general partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

C) Due to local general partners and affiliates

Due to local general partners and affiliates at March 31, 2000 and 1999 consists of the following:

                                                                   March 31,
                                                          -------------------------
                                                              2000          1999
                                                          -----------   -----------
Operating advances                                         $  149,150    $  210,049
Development fee payable                                       912,579       932,579
Construction costs payable                                    315,043       261,891
Management and other operating advances (*)                   501,498       435,225
                                                            ---------     ---------

                                                           $1,878,270    $1,839,744
                                                            =========     =========

(*) Includes loans from Local General Partners and affiliates totaling $260,707, bearing interest rates from 8% to 11% and due on demand.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                    Year Ended December 31,
                                           -----------------------------------------
                                               1999           1998          1997
                                           ------------   ------------  ------------
Financial statement net loss                $(4,914,664)   $(4,721,113)  $(9,211,907)

Differences between depreciation and
amortization expense records for
financial reporting purposes and the
accelerated costs recovery system
utilized for income tax purposes               (795,344)      (669,242)     (326,811)

Tax exempt interest income                      (10,340)       (29,980)      (90,171)

Differences resulting from parent
company having a different fiscal
year for income tax and financial
reporting purposes                              (33,716)       206,171         3,719

Loss on impairment of assets recorded
for financial reporting purposes                      0              0     3,925,514

Excess losses allocated to minority
interest for income tax purposes                      0        296,927       266,506

Other, including accruals for financial
reporting not deductible for tax
purposes until paid                             304,440     (1,066,170)      636,727
                                             ----------     ----------    ----------

Net loss as shown on the income tax
return for the calendar year ended          $(5,449,624)   $(5,983,407)  $(4,796,423)
                                             ==========     ==========    ==========

NOTE 10 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

CLEAR HORIZONS LIMITED PARTNERSHIP
At December 31, 1999, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $127,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 1999 is $135,994 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 1999.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2000, uninsured cash and cash equivalents approximated $529,000.

c) Letters of Credit

As of December 31, 1999, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description                                     Amount
-----------                                     ------
Operating deficit                              $ 16,000
Development contingency                          22,400
Pennsylvania Housing Finance Agency              24,000
                                                -------

                                               $ 62,400
                                                -------

d) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 1999, 1998 and 1997 tax years, Housing Tax Credits of $8,728,115, $8,806,766 and $8,533,019 were generated, respectively.

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

Name                                Position
----                                --------

Stephen M. Ross                     Director

Michael Brenner                     President and Chief Executive Officer

Alan P. Hirmes                      Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 54, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

MARC D. SCHNITZER, 39, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 37, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                     Name and Address of     Amount and Nature of            Percentage
Title of Class       Beneficial Ownership    Beneficial Ownership             of Class
--------------       --------------------    --------------------            ----------
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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2000, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership           Percent of Class
------------------------              --------------------           ----------------
Lehigh Tax Credit Partners, Inc.      4,453.20 (2) (3)                    7.6%

J. Michael Fried                      4,453.20 (2) (3) (4)                7.6%

Alan P. Hirmes                        4,453.20 (2) (3) (4)                7.6%

Stuart J. Boesky                      4,453.20 (2) (3) (4)                7.6%

Stephen M. Ross                       -                                     -

Michael Brenner                       -                                     -

Marc D. Schnitzer                     4,453.20 (2) (3) (4)                7.6%

Denise L. Kiley                       4,453.20 (2) (3) (4)                7.6%

Glenn F. Hopps                        -                                     -

Teresa Wicelinski                     -                                     -

All directors and executive officers  4,453.20 (2) (3) (4)                7.6%
of the general partner of the
Related General Partner as a group
(ten persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated November 7, 1997 among the Partnership, Lehigh I and the Related General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to November 7, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh II) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "prox-ies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of June 1, 2000, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report                                     15

         Consolidated Balance Sheets at March 31, 2000 and 1999           58

         Consolidated Statements of Operations for the Years
         Ended March 31, 2000, 1999 and 1998                              59

         Consolidated Statements of Changes in Partners'
         Capital (Deficit) for the Years Ended
         March 31, 2000, 1999 and 1998                                    60

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2000, 1999 and 1998                              61

         Notes to Consolidated Financial Statements                       63

(a) 2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                     83

         Schedule I - Condensed Financial Information of Registrant       84

         Schedule III - Real Estate and Accumulated Depreciation          87

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

(3C)     Certificate of Limited Partnership of Independence Tax
         Credit Plus L.P. II as filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus
         L.P. II and Bankers Trust Company*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D)    Form of Amended and Restated Agreement of Limited
         Partnership of Local Partnerships*

         (21)   Subsidiaries of the Registrant                            80

         (27)   Financial Data Schedule (filed herewith)                  89

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                Jurisdiction
(c)      Subsidiaries of the Registrant (Exhibit 21)            of Organization
         ------------------------------                         --------------

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)

                            By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                 General Partner

                            By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                 General Partner

Date: June 9, 2000               By: /s/ Michael Brenner
                                     -------------------
                                     Michael Brenner
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


     Signature                     Title                               Date
-----------------       ---------------------------------          -------------

                        President and Chief Executive
/s/ Michael Brenner     Officer (principal executive
-------------------     officer) of Related Independence
Michael Brenner         Associates Inc.                             June 9, 2000



                        Senior Vice President
/s/ Alan P. Hirmes      (principal financial officer) of Related
------------------      Independence Associates Inc.                June 9, 2000
Alan P. Hirmes



/s/ Glenn F. Hopps      Treasurer (principal accounting
------------------      officer) of Related Independence
Glenn F. Hopps          Associates Inc.                             June 9, 2000



/s/ Stephen M. Ross
-------------------     Director of Related Independence
Stephen M. Ross         Associates Inc.                             June 9, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries included in the Form 10-K as presented in our opinion dated June 2, 2000 on pages 15 and 16, and based on the reports of other auditors, we have also audited supporting Schedule I for the 1999, 1998 and 1997 Fiscal Years and Schedule III at March 31, 2000. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP


New York, New York
June 2, 2000

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)





                        CONDENSED BALANCE SHEETS

                                ASSETS

                                                    March 31,
                                            -------------------------
                                                2000          1999
                                            -----------   -----------
Cash and cash equivalents                   $   506,231   $   428,161
Cash held in escrow                             631,000       631,000
Investment in subsidiary partnerships        29,230,053    33,233,563
Other assets                                     34,293        78,108
                                             ----------    ----------

Total assets                                $30,401,577   $34,370,832
                                             ==========    ==========


                      LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates       $ 1,382,961    $  738,920

Other liabilities                                 6,440        23,069
                                             ----------    ----------

Total liabilities                             1,389,401       761,989

Partners' capital                            29,012,176    33,608,843
                                             ----------    ----------

Total liabilities and partners' capital     $30,401,577   $34,370,832
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)




                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Year Ended March 31,
                                                --------------------------------------------
                                                    2000             1999           1998
                                                ------------     -----------    ------------
Revenues

Other income                                     $    37,090     $    22,485     $    63,283
                                                  ----------      ----------      ----------

Total revenues                                        37,090          22,485          63,283
                                                  ----------      ----------      ----------

Expenses

Administrative and management                         56,840         158,614         130,442
Administrative and management-related parties        643,845         646,678         162,759
Amortization                                               0               0          10,000
                                                  ----------      ----------      ----------

Total expenses                                       700,685         805,292         303,201
                                                  ----------      ----------      ----------

Loss from operations                                (663,595)       (782,807)       (239,918)

Equity in loss of subsidiary partnerships (*)     (3,933,072)     (3,973,691)     (5,470,076)
                                                  ----------      ----------      ----------

Net loss                                         $(4,596,667)    $(4,756,498)    $(5,709,994)
                                                  ==========      ==========      ==========

(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting which amounted to $0, $63,001 and $0 for 2000, 1999 and 1998, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Year Ended March 31,
                                                        ----------------------------------------------

                                                            2000             1999             1998
                                                        ------------     ------------    -------------
Cash flows from operating activities:
Net loss                                                $(4,596,667)     $(4,756,498)    $ (5,709,994)
                                                         ----------       ----------      -----------
Adjustments to reconcile net loss to net cash
 used in operating activities:

Amortization                                                      0                0           10,000
Equity in loss of subsidiary partnerships                 3,933,072        3,973,691        5,470,076

Increase (decrease) in liabilities:

Due to general partners and affiliates                      644,041          526,958           57,726
Other liabilities                                           (16,629)          23,069                0
                                                         ----------       ----------      -----------
Total adjustments                                         4,560,484        4,523,718        5,537,802
                                                         ----------       ----------      -----------
Net cash used in operating activities                       (36,183)        (232,780)        (172,192)
                                                         ----------       ----------      -----------
Cash flows from investing activities:

Investment in subsidiary partnerships                             0       (1,026,071)      (2,355,026)
Increase in other assets                                     43,815                0          (32,493)
Decrease in cash held in escrow-
  purchase price payments                                         0          126,620          473,905
                                                         ----------       ----------      -----------
Net cash provided by (used in)
  investing activities                                       43,815         (899,451)      (1,913,614)
                                                         ----------       ----------      -----------
Cash flows from financing activities:

Distributions from subsidiary partnerships                   70,438           65,538           52,363
                                                         ----------       ----------      -----------
Net increase (decrease) in cash and cash equivalents         78,070       (1,066,693)      (2,033,443)

Cash and cash equivalents, beginning of year                428,161        1,494,854        3,528,297
                                                         ----------       ----------      -----------

Cash and cash equivalents, end of year                  $   506,231      $   428,161     $  1,494,854
                                                         ==========       ==========      ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000

                                                                 INITIAL COST TO PARTNERSHIPS     COST CAPITALIZED
                                                                 ----------------------------       SUBSEQUENT TO
                                                                                BUILDINGS AND        ACQUISITON:
           DESCRIPTION                             ENCUMBRANCES       LAND      IMPROVEMENTS        IMPROVEMENTS
-----------------------------------------         --------------   ---------    ------------        ------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                                      $  2,553,000      $     0     $ 5,240,173         $   227,687
United Germano Millgate Limited Partnership
  Chicago, IL                                        10,100,183      580,000       6,070,477          10,564,278
Mansion Court Associates
  Philadelphia, PA                                    1,431,244       19,072       3,224,984             202,343
Derby Run Associates L.P.
  Hampton, VA                                         4,520,676      407,410       3,069,628           4,553,128
Renaissance Plaza Assoc.
  Baltimore, MD                                       6,643,569      684,255       9,840,170           4,419,155
Tasker Village
  Philadelphia, PA                                    1,784,881       18,235               0           3,932,223
Martha Bryant Manor, L.P.
  Los Angeles, CA                                     7,721,156      966,577               0          10,593,468
Colden Oaks Limited Partnership
  Los Angeles, CA                                     5,414,421      922,790               0           2,011,353
Brynview Terrace Limited Partnership
  Los Angeles, CA                                     1,012,121      175,943               0           1,437,542
NLEDC, L.P.
  Los Angeles, CA                                     4,312,779      624,000               0           5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                           3,594,189      650,072          13,134           5,393,187
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                     6,336,492            0               0           9,913,489
Clear Horizons Limited Partnership
  Shreveport, LA                                      1,110,000       15,304       2,058,729             151,085
Neptune Venture L.P.
  Neptune Township, NJ                                        0      460,631      10,151,873             100,923
Affordable Green Associates L.P.
  New York, NY                                        2,218,611       20,500       3,506,961              33,357
                                                    -----------   ----------     -----------         -----------
                                                    $58,753,322   $5,544,789     $43,176,129         $59,417,890
                                                   ============   ==========     ===========         ===========


                                                 GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                                 ------------------------------------------------
                                                                   BUILDINGS AND
                                                    LAND           IMPROVEMENTS           TOTAL
                                                 ----------        -------------       ----------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                                    $    5,373        $   5,462,487       $5,467,860
United Germano Millgate Limited Partnership
  Chicago, IL                                       585,374           16,629,381       17,214,755
Mansion Court Associates
  Philadelphia, PA                                   25,095            3,421,304        3,446,399
Derby Run Associates L.P.
  Hampton, VA                                       409,771            7,620,395        8,030,166
Renaissance Plaza Assoc.
  Baltimore, MD                                     686,616           14,256,964       14,943,580
Tasker Village
  Philadelphia, PA                                   20,596            3,929,862        3,950,458
Martha Bryant Manor, L.P.
  Los Angeles, CA                                   968,938           10,591,107       11,560,045
Colden Oaks Limited Partnership
  Los Angeles, CA                                   925,151            2,008,992        2,934,143
Brynview Terrace Limited Partnership
  Los Angeles, CA                                   178,304            1,435,181        1,613,485
NLEDC, L.P.
  Los Angeles, CA                                   626,361            5,882,311        6,508,672
Creative Choice Homes VI Ltd.
  Miami, FL                                         652,433            5,403,960        6,056,393
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                   642,360            9,271,129        9,913,489
Clear Horizons Limited Partnership
  Shreveport, LA                                     17,665            2,207,453        2,225,118
Neptune Venture L.P.
  Neptune Township, NJ                              462,465           10,250,962       10,713,427
Affordable Green Associates L.P.
  New York, NY                                       22,334            3,538,484        3,560,818
                                                 ----------         ------------     ------------
                                                 $6,228,836         $101,909,972     $108,138,808
                                                 ==========         ============     ============


                                                                                                     LIFE ON WHICH
                                                                                                    DEPRECIATION IN
                                                                       YEAR OF                       LATEST INCOME
                                                  ACCUMULATED       CONSTRUCTION/       DATE         STATEMENTS IS
                                                  DEPRECIATION       RENOVATION       ACQUIRED       COMPUTED(a)(b)
                                                  ------------      -------------    ----------     ----------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                                     $    839,168         1993-94        Apr. 1993          20-40
United Germano Millgate Limited Partnership
  Chicago, IL                                        4,512,790         1993-94        Oct. 1993          10-25
Mansion Court Associates
  Philadelphia, PA                                     521,727         1993-94        Nov. 1993          20-40
Derby Run Associates L.P.
  Hampton, VA                                        1,174,481         1994-95        Feb. 1994             40
Renaissance Plaza Assoc.
  Baltimore, MD                                      1,816,519         1994-95        Feb. 1994           27.5
Tasker Village
  Philadelphia, PA                                     524,359         1994-95         May 1994             40
Martha Bryant Manor, L.P.
  Los Angeles, CA                                    1,302,673         1994-95       Sept. 1994           27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                                      642,029         1994-95       Sept. 1994             31
Brynview Terrace Limited Partnership
  Los Angeles, CA                                      182,886         1994-95       Sept. 1994           27.5
NLEDC, L.P.
  Los Angeles, CA                                      806,326         1994-95       Sept. 1994           27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                          1,139,850         1994-95       Sept. 1994             40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                      770,575         1994-95       Sept. 1994             30
Clear Horizons Limited Partnership
  Shreveport, LA                                       430,695         1994-95        Dec. 1994           27.5
Neptune Venture L.P.
  Neptune Township, NJ                               1,056,061         1995-96        Apr. 1995             40
Affordable Green Associates L.P.
  New York, NY                                         568,149         1995-96         May 1995             27
                                                   -----------
                                                   $16,288,288
                                                   ===========

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2000

                                          COST OF PROPERTY AND EQUIPMENT                 ACCUMULATED DEPRECIATION
                                    ------------------------------------------------------------------------------------
                                                                     YEAR ENDED MARCH 31,
                                    ------------------------------------------------------------------------------------
                                       2000            1999            1998          2000           1999          1998
                                    -----------     -----------    -----------    ----------     ----------    ---------
Balance at beginning of period     $107,966,312    $107,012,267   $110,244,087   $12,842,757   $  9,334,717   $5,929,690
Additions during period:
Improvements                           179,287          977,148        693,694
Depreciation expense                                                               3,452,322      3,508,040    3,405,027

Deductions during period:
Dispositions                             (6,791)        (23,103)             0        (6,791)             0            0
Loss on impairment                            0               0     (3,925,514)            0              0            0
                                    -----------     -----------    -----------    ----------     ----------    ---------
Balance at close of period         $108,138,808    $107,966,312   $107,012,267   $16,288,288    $12,842,757   $9,334,717
                                    ===========     ===========    ===========    ==========     ==========    =========

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