Form 10-Q
period 2000-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2000-07-27
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000

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
Yes  X   No
   ----     ----

                         PART I - Financial Information

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


                                           ==========           ==========
                                            June 30,            March 31,
                                              2000                2000
                                           ----------           ----------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $17,106,180 and $16,288,288,
  respectively                           $91,044,969         $91,850,520
Cash and cash equivalents                    856,041             971,474
Cash held in escrow                        3,002,082           2,823,313
Deferred costs, net of accumulated
  amortization of $114,779
  and $107,534, respectively                 286,232             293,477
Other assets                                 579,142             695,743
                                         -----------         -----------
Total assets                             $95,768,466         $96,634,527
                                         ===========         ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                           ==========           ==========
                                            June 30,            March 31,
                                              2000                2000
                                           ----------           ----------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                   $58,644,027         $58,753,322
Accounts payable and other
  liabilities                              1,530,559           1,427,263
Accrued interest                           7,793,460           7,759,548
Due to local general partners and
  affiliates                               1,974,812           1,878,270
Due to general partner and
  affiliates                               1,658,237           1,520,461
                                         -----------         -----------

Total liabilities                         71,601,095          71,338,864
                                          ----------          ----------

Minority interest                             65,002              68,012
                                         -----------         -----------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)                 24,385,295          25,499,324
General partner                             (282,926)           (271,673)
                                         -----------         -----------
Total partners' capital (deficit)         24,102,369          25,227,651
                                         -----------         -----------
Total liabilities and partners'
  capital (deficit)                      $95,768,466         $96,634,527
                                          ==========          ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                     ===================
                                                     Three Months Ended
                                                          June 30,
                                                     -------------------
                                                      2000        1999
                                                     -------------------
Revenues
Rental income                                   $ 2,029,524    $ 1,944,590
Other income                                         68,409         35,762
                                                  ---------      ---------
Total revenues                                    2,097,933      1,980,352
                                                  ---------      ---------

Expenses
General and administrative                          570,067        491,043
General and administrative-
  related parties (Note 2)                          237,502        223,334
Repairs and maintenance                             440,022        378,592
Operating                                           274,368        226,775
Taxes                                               174,324        175,098
Insurance                                           116,829        121,821
Financial                                           587,976        566,633
Depreciation and amortization                       825,137        856,643
                                                 ----------     ----------

Total expenses                                    3,226,225      3,039,939
                                                 ----------     ----------

Loss before minority interest                    (1,128,292)    (1,059,587)
Minority interest in loss of
  subsidiary partnerships                             3,010          2,657
                                                 ----------     ----------

Net loss                                        $(1,125,282)   $(1,056,930)
                                                 ==========     ==========

Net loss-limited partners                       $(1,114,029)   $(1,046,361)
                                                 ==========     ==========

Number of BACs outstanding                           58,928         58,928
                                                 ==========     ==========

Net loss per BAC                                 $   (18.90)    $   (17.76)
                                                 ==========     ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)


                                         ================================
                                                     Limited      General
                                         Total       Partners     Partner
                                         --------------------------------
Partners' capital
  (deficit) -
  April 1, 2000                       $25,227,651   $25,499,324    $(271,673)

Net loss                               (1,125,282)   (1,114,029)     (11,253)
                                      -----------   -----------    ---------

Partners' capital
  (deficit) -
  June 30, 2000                       $24,102,369   $24,385,295    $(282,926)
                                       ==========    ==========     ========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)



                                                       ==================
                                                       Three Months Ended
                                                             June 30,
                                                       ------------------
                                                       2000          1999
                                                       ------------------

Cash flows from operating activities:
Net loss                                          $(1,125,282)  $(1,056,930)
                                                   ----------    ----------
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and amortization                         825,137       856,643
Minority interest in loss of
  subsidiaries                                         (3,010)       (2,657)
Increase in accounts payable and
  other liabilities                                   103,296        37,331
Increase in accrued interest                           33,912       219,346
Decrease in cash held in escrow                        92,610        78,969
Decrease in other assets                              116,601       121,964
Increase in due to local general
  partners and affiliates                              20,739        10,090
Decrease in due to local general
  partners and affiliates                             (59,854)      (63,132)
Increase in due to
  general partner and affiliates                      137,776       152,395
                                                   ----------    ----------
Total adjustments                                   1,267,207     1,410,949
                                                    ---------     ---------

Net cash provided by
  operating activities                                141,925       354,019
                                                   ----------    ----------

Cash flows from investing activities:
Improvements to property and
  equipment                                           (12,341)      (27,578)
Increase in cash held
  in escrow                                          (271,379)     (216,393)
Increase in due to local general
  partners and affiliates                             145,042         7,392
                                                   ----------    ----------
Net cash used in investing activities                (138,678)     (236,579)
                                                   ----------    ----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Decrease in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                       ==================
                                                       Three Months Ended
                                                             June 30,
                                                       ------------------
                                                       2000          1999
                                                       ------------------

Cash flows from financing activities:
Principal payments of mortgage
  notes                                              (109,295)      (96,027)
Decrease in due to local
  general partner and affiliates                       (9,385)       (4,991)
                                                   ----------     ---------

Net cash used in financing activities                (118,680)     (101,018)
                                                   ----------     ---------
Net (decrease) increase in cash and
  cash equivalents                                   (115,433)       16,422
Cash and cash equivalents at
  beginning of period                                 971,474     1,051,505
                                                   ----------     ---------
Cash and cash equivalents at
  end of period                                   $   856,041    $1,067,927
                                                   ==========     =========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the "Partnership") and 15 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit. Some of such apartment complexes may also be eligible for the rehabilitation investment credit for certified historic structures. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Such losses aggregated approximately $6,000 and $6,000 for the three months ended June 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2000 and the results of operations and cash flows for the three months ended June 30, 2000 and 1999. However, the operating results for the three months ended June 30, 2000 may not be indicative of the results for the year.

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2000 and 1999 were as follows:

                                                   Three Months Ended
                                                         June 30,
                                                   ------------------
                                                   2000          1999
                                                   ------------------


Partnership management fees (a)                   $136,500      $136,500
Expense reimbursement (b)                           26,462        14,601
Local administrative fee (c)                         6,500         8,000
Total general and administrative-                  -------       -------
  General Partner                                  169,462       159,101
Property management fees incurred                  -------       -------
  to affiliates of the subsidiary
  partnerships' general partners (d)                68,040        64,233
Total general and administrative-                  -------       -------
  related parties                                 $237,502      $223,334
                                                   =======       =======


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,341,000 and $1,205,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(c) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

(d) Property management fees incurred by the Local Partnerships amounted to $150,584 and $149,175 for the three months ended June 30, 2000 and 1999, respectively. Of these fees, $68,040 and $64,233 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

As of June 30, 2000, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $890,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $631,000 being held in escrow).

For the three months ended June 30, 2000, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $115,000. This decrease is due to an increase in acquisitions of property and equipment ($12,000), repayments of mortgage loans ($109,000) and an increase in cash held in escrow ($271,000) which exceeded cash flows provided by operating activities ($142,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($136,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($825,000).

At June 30, 2000, there is approximately $190,000 in the working capital reserves. For the three months ended June 30, 2000 and 1999, the Partnership did not receive any distributions. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $1,341,000 and $1,205,000 were accrued and unpaid as of June 30, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued advancing and allowing the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three months ended June 30, 2000 and 1999 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to rental rate increases.

Other income increased approximately $33,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to an increase in laundry fee income received at one Local Partnership in 2000.

Total expenses, excluding general and administrative, repairs and maintenance and operating remained fairly consistent with a decrease of less than 1% for the three months ended June 30, 2000 as compared to the corresponding period in 1999.

General and administrative increased approximately $79,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to an increase in officers salaries at one Local Partnership and small increases at two other Local Partnerships and an increase in administration expenses at the Partnership level.

Repairs and maintenance increased approximately $61,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to interior painting and apartment refurbishments at one Local Partnership.

Operating increased approximately $48,000 for the three months ended June 30, 2000 as compared to the corresponding period in 1999 primarily due to underaccrual of meter charges by one Local Partnership in 1999, as well as small increases at three other Local Partnerships.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


               By: RELATED INDEPENDENCE
                   ASSOCIATES L.P., General Partner

               By: RELATED INDEPENDENCE
                   ASSOCIATES INC., General Partner


Date: July 26, 2000

                   By:/s/Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date: July 26, 2000

                   By:/s/Glenn F. Hopps
                      -----------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)