Form 10-Q
period 2000-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2000-10-25
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2000

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                      13-3646846
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                             10022
----------------------------------------                        -----------
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
                                   (Unaudited)

                                                ============      ============
                                                September 30,        March 31,
                                                     2000              2000
                                                ------------      ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $17,990,438 and $16,288,288,
  respectively                                   $90,175,652       $91,850,520
Cash and cash equivalents                            825,594           971,474
Cash held in escrow                                3,220,648         2,823,313
Deferred costs, net of accumulated
  amortization of $128,998
  and $107,534, respectively                         272,013           293,477
Other assets                                         520,176           695,743
                                                ------------      ------------

Total assets                                     $95,014,083       $96,634,527
                                                  ==========        ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                ============      ============
                                                September 30,        March 31,
                                                     2000              2000
                                                ------------      ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                           $58,568,405       $58,753,322
Accounts payable and other
  liabilities                                      1,509,292         1,427,263
Accrued interest                                   7,989,184         7,759,548
Due to local general partners and
  affiliates                                       2,043,829         1,878,270
Due to general partner and
  affiliates                                       1,830,465         1,520,461
                                                 -----------       -----------

Total liabilities                                 71,941,175        71,338,864
                                                 -----------       -----------

Minority interest                                     61,109            68,012
                                                 -----------       -----------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)                         23,305,631        25,499,324
General partner                                     (293,832)         (271,673)
                                                 -----------       -----------

Total partners' capital (deficit)                 23,011,799        25,227,651
                                                 -----------       -----------

Total liabilities and partners'
  capital (deficit)                              $95,014,083       $96,634,527
                                                 ===========       ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                      =========================     ==========================
                           Three Months Ended              Six Months Ended
                              September 30,                 September 30,
                      --------------------------    --------------------------
                         2000              1999          2000           1999
                      --------------------------    --------------------------
Revenues
Rental income         $ 2,033,406    $ 1,953,667    $ 4,062,930    $ 3,898,257
Other income               70,071         43,353        138,480         79,115
                      -----------    -----------    -----------    -----------

Total revenues          2,103,477      1,997,020      4,201,410      3,977,372
                      -----------    -----------    -----------    -----------

Expenses
General and
  administrative          531,772        484,672      1,101,839        975,715
General and
  administrative-
  related parties
  (Note 2)                248,452        233,483        485,954        456,817
Repairs and
  maintenance             477,145        460,879        917,167        839,471
Operating                 285,502        184,104        559,870        410,879
Taxes                     199,786        184,910        374,110        360,008
Insurance                 108,191        107,928        225,020        229,749
Financial                 448,615        432,047      1,036,591        998,680
Depreciation and
  amortization            898,477        906,315      1,723,614      1,762,958
                      -----------    -----------    -----------    -----------

Total expenses          3,197,940      2,994,338      6,424,165      6,034,277
                      -----------    -----------    -----------    -----------

Loss before
  minority
  interest             (1,094,463)      (997,318)    (2,222,755)    (2,056,905)
Minority interest
  in loss of
  subsidiary
  partnerships              3,893          2,849          6,903          5,506
                      -----------    -----------    -----------    -----------
Net loss              $(1,090,570)   $  (994,469)   $(2,215,852)   $(2,051,399)
                      ===========    ===========    ===========    ===========

Net loss-limited
  partners            $(1,079,664)   $  (984,524)   $(2,193,693)   $(2,030,885)
                      ===========    ===========    ===========    ===========

Number of BACs
  outstanding              58,928         58,928         58,928         58,928
                      ===========    ===========    ===========    ===========

Net loss per BAC      $    (18.33)   $    (16.70)   $    (37.23)   $    (34.46)
                      ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                             =================================================
                                                  Limited             General
                               Total              Partners            Partner
                             -------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2000              $25,227,651         $25,499,324         $(271,673)

Net loss                      (2,215,852)         (2,193,693)          (22,159)
                             -----------         -----------         ---------

Partners' capital
  (deficit) -
  September 30,
  2000                       $23,011,799         $23,305,631         $(293,832)
                             ===========         ===========         =========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                 =============================
                                                      Six Months Ended
                                                          September 30,
                                                 -----------------------------
                                                     2000              1999
                                                 -----------------------------
Cash flows from operating activities:
Net loss                                         $(2,215,852)      $(2,051,399)
                                                 -----------       -----------
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and amortization                      1,723,614         1,762,958
Minority interest in loss of
  subsidiaries                                        (6,903)           (5,506)
Increase in accounts payable and
  other liabilities                                   82,029           162,443
Increase in accrued interest                         229,636           301,900
(Increase) decrease in cash held in escrow           (57,409)           12,141
Decrease in other assets                             175,567            50,340
Increase in due to local general
  partners and affiliates                             34,786            23,118
Decrease in due to local general
  partners and affiliates                            (12,643)          (52,577)
Increase in due to
  general partner and affiliates                     310,004           309,928
                                                 -----------       -----------

Total adjustments                                  2,478,681         2,564,745
                                                 -----------       -----------

Net cash provided by
  operating activities                               262,829           513,346
                                                 -----------       -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                          (27,282)          (38,916)
Increase in cash held
  in escrow                                         (339,926)         (281,418)
Increase in due to local general
  partners and affiliates                            152,803            12,071
                                                 -----------       -----------

Net cash used in investing activities               (214,405)         (308,263)
                                                 -----------       -----------




                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)
                                                 =============================
                                                       Six Months Ended
                                                          September 30,
                                                 -----------------------------
                                                     2000                1999
                                                 -----------------------------
Cash flows from financing activities:
Principal payments of mortgage
  notes                                             (184,917)         (172,391)
Increase in due to local general
  partner and affiliates                                   0            24,899
Decrease in due to local
  general partner and affiliates                      (9,387)           (2,891)
                                                 -----------        ----------

Net cash used in financing activities               (194,304)         (150,383)
                                                 -----------        ----------

Net (decrease) increase in cash and
  cash equivalents                                  (145,880)           54,700
Cash and cash equivalents at
  beginning of period                                971,474         1,051,505
                                                 -----------        ----------
Cash and cash equivalents at
  end of period                                  $   825,594        $1,106,205
                                                 ===========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

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

Such losses aggregated approximately $6,000 and $6,000 and $12,000 and $12,000 for the three and six months ended September 30, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2000, the results of operations for the three and six months ended September 30, 2000 and 1999 and cash flows for the six months ended September 30, 2000 and 1999, respectively. However, the operating results for the six months ended September 30, 2000 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2000 and 1999 were as follows:


                             Three Months Ended            Six Months Ended
                                 September 30,               September 30,
                         -----------------------       -----------------------
                           2000          1999            2000            1999
                         -----------------------       -----------------------
Partnership manage-
  ment fees (a)          $136,500       $136,500       $273,000       $273,000
Expense reimburse-
  ment (b)                 35,926         21,000         62,388         35,601
Local administra-
  tive fee (c)              6,500          8,000         13,000         16,000
                         --------       --------       --------       --------
Total general and
  administrative-
  General Partner         178,926        165,500        348,388        324,601
                         --------       --------       --------       --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)             69,526         67,983        137,566        132,216
                         --------       --------       --------       --------
Total general and
  administrative-
  related parties        $248,452       $233,483       $485,954       $456,817
                         ========       ========       ========       ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,478,000 and $1,205,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $149,321 and $154,646 and $299,905 and $303,821 for the three and six months ended September 30, 2000 and 1999, respectively. Of these fees, $69,526 and $67,983 and $137,566 and $132,216 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 2000, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $890,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $631,000 being held in escrow).

For the six months ended September 30, 2000, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $146,000. This decrease is due to improvements to property and equipment ($27,000), principal payments of mortgage notes ($185,000) and an increase in cash held in escrow relating to investing activities ($340,000) which exceeded cash provided by operating activities ($263,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($143,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,724,000).

At September 30, 2000, there is approximately $156,000 in the working capital reserves. For the six months ended September 30, 2000, the Partnership did not receive any distributions. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $1,478,000 and $1,205,000 were accrued and unpaid as of September 30, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and six months ended September 30, 2000 and 1999 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for both the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to rental rate increases.

Other income increased approximately $27,000 and $59,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to increases in laundry fee income received at one Local Partnership in 2000 as well as small increases at two other Local Partnerships.

Total expenses, excluding general and administrative and operating remained fairly consistent with an increase of approximately 2% for both the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999.

General and administrative increased approximately $47,000 and $126,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to an increase in salaries at one Local Partnership and an increase in administration expenses at the Partnership level.

Operating increased approximately $101,000 and $149,000 for the three and six months ended September 30, 2000 as compared to the corresponding periods in 1999 primarily due to an underaccrual of meter charges at one Local Partnership in 1999.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)


                     By:  RELATED INDEPENDENCE
                          ASSOCIATES L.P., General Partner

                     By:  RELATED INDEPENDENCE
                          ASSOCIATES INC., General Partner


Date:  October 25, 2000

                          By: /s/ Alan P. Hirmes
                              ------------------
                              Alan P. Hirmes,
                              Senior Vice President
                              (principal financial officer)

Date:  October 25, 2000

                          By: /s/ Glenn F. Hopps
                              ------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)