Form 10-Q
period 2000-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2001-01-31
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-------  OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 31, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)


         Delaware                            13-3646846
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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


                                            December 31,   March 31,
                                               2000          2000
                                           ------------  ------------

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $18,842,400 and $16,288,288,
  respectively                             $89,386,475   $91,850,520
Cash and cash equivalents                      718,663       971,474
Cash held in escrow                          3,168,587     2,823,313
Deferred costs, net of accumulated
  amortization of $138,513
  and $107,534, respectively                   262,498       293,477
Other assets                                   821,157       695,743
                                            ----------    ----------

Total assets                               $94,357,380   $96,634,527
                                            ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)


                                            December 31,   March 31,
                                               2000          2000
                                           ------------  ------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                     $58,467,952   $58,753,322
Accounts payable and other
  liabilities                                1,686,319     1,427,263
Accrued interest                             8,449,913     7,759,548
Due to local general partners and
  affiliates                                 2,027,272     1,878,270
Due to general partner and
  affiliates                                 1,997,867     1,520,461
                                            ----------    ----------

Total liabilities                           72,629,323    71,338,864
                                            ----------    ----------

Minority interest                               39,672        68,012
                                            ----------    ----------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)                   21,995,451    25,499,324
General partner                               (307,066)     (271,673)
                                            ----------    ----------

Total partners' capital (deficit)           21,688,385    25,227,651
                                            ----------    ----------

Total liabilities and partners'
  capital (deficit)                        $94,357,380   $96,634,527
                                            ==========    ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                           Three Months Ended            Nine Months Ended
                              December 31,                 December 31,
                        ----------------------        ----------------------
                         2000           1999           2000            1999
                        ----------------------        ----------------------

Revenues
Rental income         $ 2,048,007    $ 1,960,848    $ 6,110,937    $ 5,859,105
Other income               75,818         88,198        214,298        167,313
                      -----------    -----------    -----------    -----------

Total revenues          2,123,825      2,049,046      6,325,235      6,026,418
                      -----------    -----------    -----------    -----------

Expenses
General and
  administrative          537,819        501,765      1,639,658      1,477,480
General and
  administrative-
  related parties
  (Note 2)                242,324        249,650        728,278        706,467
Repairs and
  maintenance             487,616        487,965      1,404,783      1,327,436
Operating                 248,848        232,626        808,718        643,505
Taxes                     141,102        133,479        515,212        493,487
Insurance                 110,196        126,900        335,216        356,649
Financial                 820,949        819,722      1,857,540      1,818,402
Depreciation and
  amortization            861,477        880,198      2,585,091      2,643,156
                      -----------    -----------    -----------    -----------

Total expenses          3,450,331      3,432,305      9,874,496      9,466,582
                      -----------    -----------    -----------    -----------

Loss before
  minority
  interest             (1,326,506)    (1,383,259)    (3,549,261)    (3,440,164)
Minority interest
  in loss of
  subsidiary
  partnerships              3,092          2,676          9,995          8,182
                      -----------    -----------    -----------    -----------

Net loss              $(1,323,414)   $(1,380,583)   $(3,539,266)   $(3,431,982)
                      ===========    ===========    ===========    ===========

Net loss-limited
  partners            $(1,310,180)   $(1,366,777)   $(3,503,873)   $(3,397,662)
                      ===========    ===========    ===========    ===========

Number of BACs
  outstanding              58,928         58,928         58,928         58,928
                      ===========    ===========    ===========    ===========

Net loss per BAC      $    (22.23)   $    (23.20)   $    (59.46)   $    (57.66)
                      ===========    ===========    ===========    ===========

See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)


                                          Limited      General
                              Total       Partners     Partner
                          ---------------------------------------


Partners' capital
  (deficit) -
  April 1, 2000          $25,227,651   $25,499,324    $(271,673)

Net loss                  (3,539,266)   (3,503,873)     (35,393)
                         -----------   -----------    ---------

Partners' capital
  (deficit) -
  December 31,
  2000                   $21,688,385   $21,995,451    $(307,066)
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

                                                   Nine Months Ended
                                                      December 31,
                                                 2000            1999
                                              -----------    ------------

Cash flows from operating activities:
Net loss                                      $(3,539,266)   $(3,431,982)
                                              -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by
  operating activities:
Depreciation and amortization                   2,585,091      2,643,156
Minority interest in loss of
  subsidiaries                                     (9,995)        (8,182)
Increase in accounts payable and
  other liabilities                               259,056        217,430
Increase in accrued interest                      690,365        816,118
Decrease in cash held in escrow                    90,917         16,084
(Increase) decrease in other assets              (125,414)        14,728
Increase in due to local general
  partners and affiliates                          40,245         20,434
Decrease in due to local general
  partners and affiliates                         (37,208)       (41,624)
Increase in due to
  general partner and affiliates                  477,406        485,819
                                              -----------    -----------
Total adjustments                               3,970,463      4,163,963
                                              -----------    -----------

Net cash provided by
  operating activities                            431,197        731,981
                                              -----------    -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                       (90,067)       (70,744)
Increase in cash held
  in escrow                                      (436,191)      (355,435)
Increase in due to local general
  partners and affiliates                         155,351              0
Decrease in due to local general
  partners and affiliates                               0         (5,415)
                                              -----------    -----------
Net cash used in investing activities            (370,907)      (431,594)
                                              -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   Nine Months Ended
                                                      December 31,
                                                 2000            1999
                                              -----------    ------------

Cash flows from financing activities:
Principal payments of mortgage
  notes                                          (285,370)      (277,906)
Increase in due to local
  general partner and affiliates                        0         26,898
Decrease in due to local
  general partner and affiliates                   (9,386)             0
Decrease in capitalization
  of consolidated subsidiaries
  attributable to minority interest               (18,345)        (3,907)
                                              -----------    -----------

Net cash used in financing activities            (313,101)      (254,915)
                                              -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                               (252,811)        45,472
Cash and cash equivalents at
  beginning of period                             971,474      1,051,505
                                              -----------    -----------
Cash and cash equivalents at
  end of period                               $   718,663    $ 1,096,977
                                              ===========    ===========

See Accompanying Notes to Consolidated Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000
                                   (Unaudited)

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

Such losses aggregated approximately $8,000 and $10,000 and $20,000 and $22,000 for the three and nine months ended December 31, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2000.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999 and cash flows for the nine months ended December 31, 2000 and 1999, respectively. However, the operating results for the nine months ended December 31, 2000 may not be indicative of the results for the year.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2000 and 1999 were as follows:

                            Three Months Ended       Nine Months Ended
                               December 31,             December 31,
                           -------------------    ---------------------
                             2000        1999        2000        1999
                           -------------------    ---------------------

Partnership manage-
  ment fees (a)            $136,500    $136,500    $409,500    $409,500
Expense reimburse-
  ment (b)                   30,774      39,295      93,162      74,896
Local administra-
  tive fee (c)                6,500       8,000      19,500      24,000
                           --------    --------    --------    --------
Total general and
  administrative-
  General Partner           173,774     183,795     522,162     508,396
                           --------    --------    --------    --------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)               68,550      65,855     206,116     198,071
                           --------    --------    --------    --------
Total general and
  administrative-
  related parties          $242,324    $249,650    $728,278    $706,467
                           ========    ========    ========    ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,614,000 and $1,205,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $142,320 and $148,978 and $442,225 and $452,799 for the three and nine months ended December 31, 2000 and 1999, respectively. Of these fees, $68,550 and $65,855 and $206,116 and $198,071 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 2000, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $890,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $631,000 being held in escrow).

For the nine months ended December 31, 2000, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $253,000. This decrease is due to improvements to property and equipment ($90,000), principal payments of mortgage notes ($285,000), an increase in cash held in escrow relating to investing activities ($436,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($18,000) which exceeded cash provided by operating activities ($431,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($146,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,585,000).

At December 31, 2000, there is approximately $146,000 in the working capital reserves. For the nine months ended December 31, 2000, the Partnership did not receive any distributions. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $1,614,000 and $1,205,000 were accrued and unpaid as of December 31, 2000 and March 31, 2000, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December  31,  2000  and  1999  consisted   primarily  of  the  results  of  the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for both the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999 primarily due to rental rate increases.

Other income decreased approximately $12,000 and increased approximately $47,000 for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999. The decrease for the three months is primarily due to a decrease in interest income at the Partnership level in 2000. The increase for the nine months is due to an increase in laundry fee income received at one Local Partnership in 2000 and small increases at two other Local Partnerships partially offset by a decrease in interest income at the Partnership level.

Total expenses, excluding general and administrative, operating and insurance remained fairly consistent with a decrease of approximately 1% and an increase of approximately 1% for the three and nine months ended December 31, 2000 as compared to the corresponding periods in 1999.

General and administrative increased approximately $162,000 for the nine months ended December 31, 2000 as compared to the corresponding period in 1999 primarily due to an increase in salaries at one Local Partnership, an increase in security costs at a second Local Partnership and an increase in administration expenses at the Partnership level.

Operating increased approximately $165,000 for the nine months ended December 31, 2000 as compared to the corresponding period in 1999 primarily due to an underaccrual of meter charges at one Local Partnership in 1999.

Insurance decreased approximately $17,000 for the three months ended December 31, 2000 as compared to the corresponding period in 1999 primarily due to an overaccrual of insurance expense at one Local Partnership in 1999.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


               By: RELATED INDEPENDENCE
                   ASSOCIATES L.P., General Partner

               By: RELATED INDEPENDENCE
                   ASSOCIATES INC., General Partner


Date:

                   By:
                      -----------------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date:

                   By:
                      -----------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)


               By: RELATED INDEPENDENCE
                   ASSOCIATES L.P., General Partner

               By: RELATED INDEPENDENCE
                   ASSOCIATES INC., General Partner


Date:  January 31, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date:  January 31, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)