Form 10-K
period 2001-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2001-06-13
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 33-37704-03

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)

                  Delaware                                        13-3646846
--------------------------------------------              ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                       -----------------
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

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2001, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2001, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $890,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

Investment Objectives/Government Incentives
-------------------------------------------

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2001. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14. Schedule III.

                           Local Partnership Schedule
                           --------------------------

Name and Location                               % of Units Occupied  at  May 1,
                                             -----------------------------------
(Number of Units)              Date Acquired    2001   2000  1999   1998   1997
-----------------              -------------    ----   ----  ----   ----   ----

Lincoln Renaissance
Reading, PA (52)               April 1993        96%    98%    90%   98%   100%

United Germano-Millgate
Limited Partnership
Chicago, IL (350)              October 1993      99%    99%    98%   98%    98%

Mansion Court Associates
Philadelphia, PA (30)          November 1993     90%    97%    97%  100%    93%

Derby Run Associates, L.P.
Hampton, VA (160)              February 1994     98%    89%    82%   71%    94%

Renaissance Plaza '93
Associates , L.P.
Baltimore, MD (95)             February 1994    100%    95%    99%   99%    99%

Tasker Village Associates
Philadelphia, PA (28)          May 1994          96%    93%    93%   96%    93%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)           September 1994   100%    97%    93%   95%    92%

Colden Oaks
Limited Partnership
Los Angeles, CA (38)           September 1994    97%   100%   100%   92%    95%

Brynview Terrace, L.P.
Los Angeles, CA (8)            September 1994   100%   100%   100%  100%   100%

NLEDC, L.P.
Los Angeles, CA (43)           September 1994   100%   100%    98%   95%    93%

Creative Choice
Homes VI, Ltd.
Miami, FL (102)                September 1994   100%   100%   100%   98%    98%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)          September 1994   100%    99%    97%   95%  68%(1)

Clear Horizons
Limited Partnership
Shreveport, LA (84)            December 1994     99%    98%    96%   90%    93%

Neptune Venture, L.P.
Neptune Township, NJ (99)      April 1995       100%    97%    99%   98%   100%

Affordable Green Associates L.P
New York, NY (41)              April 1995       100%   100%   100%  100%   100%

(1)  Property in rent-up phase.

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Maximum allowable rents for the residential units are determined annually by HUD.

Management continuously reviews the physical state of the properties and suggests to the respective general partners of the Local Partnerships ("Local General Partners") budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded have been treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit (all of which have expired as of March 31, 2001), Operating Deficit (all current operating deficits expire within the next year) and/or Rent-Up Guarantees (all rent-up deficit guarantees have expired as of March 31, 2001) are secured by letters of credit and/or cash escrow deposits.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2001, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of March 31, 2001, the Partnership has approximately 3,416 registered holders of an aggregate of 58,928 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2001. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

In January 2001, affiliates of Everest Properties, Inc. ("Everest") conducted a tender offer for up to 1,492.50 BACs. In connection with a prior tender offer for BACs, an affiliate of the General Partner entered into a standstill agreement dated as of April 23, 1997 (the "Standstill"), which precluded Everest from independently soliciting BACs (by tender offer or otherwise). At Everest's request, the General Partner caused its affiliate to release Everest from the Standstill for the limited purpose of permitting Everest to make its tender offer. In connection with such arrangements, Everest agreed to cover all of the Partnership's expenses with respect to processing the tender offer including mailing costs, legal fees and other administrative costs incurred by the Partnership. These reimbursements resulted in aggregate payments to the Partnership of $65,928 which are reflected as "other income" on the financial statements for Fiscal Year 2000.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                           Year Ended March 31,
OPERATIONS
----------             --------      --------    --------    --------    ---------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  --------

Revenues               $8,662,312   $ 8,211,451 $7,932,980  $7,905,546   $ 6,663,351
Operating expenses     (13,480,310)  (13,137,023)(12,665,156)(13,202,649) (10,687,879)
Loss on impairment
  of assets                      0             0          0  (3,925,514)            0
                        ----------    ----------  ---------  ----------     ---------

Loss before             (4,817,998)   (4,925,572)(4,732,176) (9,222,617)   (4,024,528)
  minority interest
Minority interest
  in loss of                11,423        10,908     11,063      10,710         8,916
                          --------     ---------    -------    --------      --------
 subsidiaries

Net loss               $(4,806,575)  $(4,914,664) $(4,721,113) $(9,211,907) $(4,015,612)
                        ==========  ============ ==========  ==========    ==========

Net loss per
  weighted average      $   (80.75)    $  (82.57) $  (79.32)  $ (154.76)    $  (67.46)
  BAC                     =========     =========   ========    ========     =========



                                                March 31,
FINANCIAL POSITION
------------------     --------      --------    --------    --------    ----------
                       2001          2000        1999        1998         1997
                       -----------   ----------- ----------- -----------  --------

Total assets           $93,702,404   $96,634,527 $99,844,837 $103,971,047 $112,831,500
                        ==========    ==========  ==========  ===========  ===========

Total liabilities      $73,295,501   $71,338,864 $69,550,289 $ 68,811,891 $68,438,976
                        ==========    ==========  ==========  =========   ===========

Minority interest
                        $  (14,173)    $  68,012  $  152,233  $ 295,728    $  317,189
                         =========      ========   =========   ========     =========

Total partners'        $20,421,076   $25,227,651 $30,142,315 $ 34,863,428 $44,075,335
                        ==========    ==========  ==========  ==========  ==========
  capital



During the years ended March 31, 2001, 2000 and 1999, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment. During the year ended March 31, 1998, total assets decreased primarily due to depreciation, loss on impairment of assets and the repayments of amounts due to Local General Partners and affiliates, partially offset by improvements to property and equipment. During the year ended March 31, 1997, total assets decreased primarily due to a decrease in cash and cash equivalents resulting from construction in progress and acquisitions of property and equipment in excess of net proceeds from mortgage and construction loans and also the repayments of amounts due to Local General Partners and affiliates. This decrease in cash and cash equivalents was partially offset by the increase in construction in progress and acquisitions of property and equipment net of depreciation. Construction in progress decreased approximately $19,000,000 for the year ended March 31, 1997. For the year ended March 31, 1997, minority interest decreased due to distributions received by the Local General Partners.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.

Through March 31, 2001, the Partnership has invested all of the net proceeds in fifteen Local Partnerships of which approximately $890,000 remains to be paid (including approximately $631,000 being held in escrow).

For the Fiscal Year ended March 31, 2001, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships decreased approximately $16,000. This decrease is primarily due to improvements to property and equipment ($292,000), principal payments of mortgage notes ($373,000), a decrease in cash held in escrow from investing activities ($266,000), an increase in deferred costs ($4,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($71,000) which exceeded cash provided by operating activities ($978,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($7,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,509,000).

At March 31, 2001, there is a balance of approximately $252,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2001, 2000 and 1999, respectively, amounts received from operations of the Local Partnerships were approximately $68,000, $70,000 and $66,000. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $1,751,000 and $1,205,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively (see Note 8). Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, of which $4,840,000 has expired as of March 31, 2001. As of March 31, 2001 and 2000, $374,626 and $365,409,
respectively, has been funded under the Operating Deficit Guaranty agreements. All current Operating Deficit Guarantees expire within the next year. Management does not expect their expiration to have a material impact on liquidity based on prior years' fundings.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be for laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in 15 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the property on the market, which are not included in the financial statement carrying amount.

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

Through March 31, 2001, the Partnership has recorded approximately $3,926,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively).

The net loss for the 2000, 1999 and 1998 Fiscal Years totaled $4,806,575, $4,914,664 and $4,721,113, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,728,115, $8,728,115 and $8,806,766 of Housing Tax Credits during the 2000,
1999 and 1998 tax years, respectively.

2000 vs. 1999
-------------
The Partnership's results of operations for the 2000 and 1999 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the year ended March 31, 2001 as compared to 2000 primarily due to rental rate increases.

Other income increased approximately $203,000 for the year ended March 31, 2001 as compared to 2000 primarily due to increased laundry income at one Local Partnership and administrative fees paid by the offerer to the Partnership in connection with a tender offer for the Partnership's BACs at the Partnership level.

Total expenses, excluding operating, remained fairly consistent with an increase of approximately 1% for the year ended March 31, 2001 as compared to 2000.

Operating increased approximately $199,000 for the year ended March 31, 2001 as compared to 2000 primarily due to increased electrical and water charges at one Local Partnership for the year ended March 31, 2001.

1999 vs. 1998
-------------
The Partnership's results of operations for the 1999 and 1998 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continued to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2000, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $157,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2000, is $145,402 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2000.


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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                    Sequential
                                                                       Page
                                                                 ---------------
(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         14

         Consolidated Balance Sheets at March 31, 2001 and 2000               56

         Consolidated Statements of Operations for the Years Ended
         March 31, 2001, 2000 and 1999                                        57

         Consolidated  Statements of Changes in Partners'
         Capital  (Deficit) for the Years Ended
         March 31, 2001,  2000 and 1999                                       58

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2001, 2000 and 1999                                  59

         Notes to Consolidated Financial Statements                           61

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fifteen (Fiscal 2000, 1999 and 1998) subsidiary partnerships whose losses aggregated $4,013,266, $4,170,745 and $3,860,136 for the 2000, 1999 and 1998 Fiscal Years,
respectively, and whose assets constituted 97% and 96% of the Partnership's assets at March 31, 2001 and 2000, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP



New York, New York
June 11, 2001

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance (a Pennsylvania Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehman LLP
Boston, Massachusetts
January 16, 2001

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

/s/ Ziner, Kennedy & Lehman LLP
Quincy, Massachusetts
January 26, 2000

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, the Illinois Housing Development Authority's Financial Reporting and Audit Guidelines for Mortgagors of Multifamily Housing Developments, and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 2, 2001, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and reports dated February 2, 2001, on its compliance with specific requirements applicable to major HUD and IHDA-assisted programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

Batavia, Illinois
February 2,2001

EIN 36-4025026

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

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 27, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 20, 2000

[Letterhead of Wall, Einhorn & Chernitzer, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Derby Run Associates, L.P.
  (A Virginia Limited Partnership)
Virginia Beach, Virginia

We have audited the accompanying balance sheets of Derby Run Associates, L.P., (A Virginia Limited Partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Derby Run Associates, L.P. as of December 31, 2000 and 1999, and the results of its operations, changes in partner's equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying supplementary information shown on pages 13-19, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

Our audits were conducted for the purposes of forming an opinion on the financial statements referred to above. The Partnership's management has elected to disclose certain information relating to the low-income housing tax credits allocated to the Partnership as described in Note 7 to the financial statements which are not required to be disclosed in accordance with generally accepted accounting principles. Such disclosures have not been subjected to the auditing procedures applied in the audits of the financial statements and, accordingly, we express no opinion on them.

/s/ Wall, Einhorn & Chernitzer, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
Norfolk, Virginia
January 25, 2001

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

/s/ Burrus Paul & Turnbull
CERTIFIED PUBLIC ACCOUNTANTS
Norfolk, Virginia
January 27, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2000, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated February 12, 2001 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control and on its compliance with requirements applicable to DHCD-assisted programs, and laws and regulations applicable to the financial statements.

/s/ Reznick Fedder & Silverman
Audit Principal: Robert J. Denmark
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
February 12, 2001

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

/s/ Reznick Fedder & Silverman
Audit Principal: Lester A. Kanis
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 21, 1999

[Letterhead of Ziner, Kennedy & Lehan LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates (a Pennsylvania limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 19, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 15, 2000

[Letterhead of Clifford R. Benn]

INDEPENDENT AUDITOR'S REPORT

General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2000 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2000 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford R. Benn
Carson, California
February 13, 2001

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1999 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 1998 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford R. Benn
Carson, California
February 16, 1999

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership as of December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
March 1, 2001

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

/s/ Marvin Mason
Certified Public Accountant
Encino, California
February 25, 2000

[Letterhead of Clifford R. Benn]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2000 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2000 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford R. Benn, C.P.A.
Carson, California
February 6, 2001

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1999 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 1998 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.

/s/ Clifford R. Benn, C.P.A.
Carson, California
February 4, 1999

[Letterhead of Robert J. Pacheco, CPA]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

We have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2000, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued reports dated March 30, 2001, on our consideration of the Partnership's internal control, on its compliance with specific requirements applicable to nonmajor HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. These reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Robert Pacheco
Pasadena, California
March 30, 2001

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

/s/ Robert Pacheco
Pasadena, California
February 25, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 2000, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 2000, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 31, 2001

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

[Letterhead of CHARLES P. BENEDICT, CPA]

Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. as of December 31, 2000, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. at December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Charles P. Benedict, CPA
Castak, California
March 9, 2001

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

/s/ Suarez Accountancy Corporation
San Pedro, California
March 8, 1999

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 2000, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2000 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2000 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated February 13, 2001 on our consideration of Clear Horizons Limited Partnership's internal control, and reports dated February 13, 2001, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Federal ID No. 72-0506596
Shreveport, Louisiana
February 13, 2001

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Federal ID No. 72-0506596
Shreveport, Louisiana
February 12, 1999

[Letterhead of Ziner, Kennedy & Lehan LLP

INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.

We have audited the accompanying balance sheets of Neptune Venture, L.P. (a New Jersey limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partner and contracted management agent. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 2000 and 1999, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 31, 2001

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

/s/ Ziner, Kennedy & Lehan LLP
Quincy, Massachusetts
January 17, 2000

[Letterhead of Lawlor, O'Brien & Chervenak, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2000 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2000 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 14, 2001

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

/s/ Lawlor, O'Brien & Chervenak, LLC
West Paterson, New Jersey
February 15, 1999

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                  March 31,
                                                          ---------------------
                                                             2001         2000
                                                       -------------     -------

Property and equipment net, less accumulated
  depreciation (Notes 2, 4 and 7)                     $88,660,220   $91,850,520
Cash and cash equivalents (Notes 2, 3 and 10)             955,245       971,474
Cash held in escrow (Notes 3 and 5)                     3,159,671     2,823,313
Deferred costs, less accumulated amortization
 (Notes 2 and 6)                                          271,203       293,477
Other assets                                              656,065       695,743
                                                     ------------ -------------

                                                      $93,702,404   $96,634,527
                                                       ==========    ==========

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                       $58,380,249   $58,753,322
Accounts payable and other liabilities                  1,624,228     1,427,263
Accrued interest                                        9,169,355     7,759,548
Due to local general partners and affiliates (Note 8)   1,917,650     1,878,270
Due to general partner and affiliates (Note 8)          2,204,019     1,520,461
                                                      -----------   -----------

                                                       73,295,501    71,338,864

Minority interests                                        (14,173)       68,012
                                                     ------------ -------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners
  (58,928 BACs issued and outstanding)                 20,740,815    25,499,324
General partner                                          (319,739)     (271,673)
                                                     ------------  ------------

Total partners' capital (deficit)                      20,421,076    25,227,651
                                                       ----------    ----------

Total liabilities and partners' capital (deficit)     $93,702,404   $96,634,527
                                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year Ended March 31,
                                        2001            2000          1999
                                     -------------  -----------   -----------

Revenues

Rental income                          $  8,188,745  $  7,940,677  $  7,641,654
Other income                                473,567       270,774       291,326
                                       ------------ -------------  ------------
                                          8,662,312     8,211,451     7,932,980
                                        -----------  ------------   -----------
Expenses
General and administrative                2,122,880     2,104,328     2,240,191
General and administrative-related parties
  (Note 8)                                  985,786       930,809       932,889
Repairs and maintenance                   1,912,478     1,868,271     1,604,008
Operating                                 1,080,429       881,623       869,450
Taxes                                       777,497       742,492       661,155
Insurance                                   429,540       408,695       434,484
Financial, principally interest           2,663,042     2,616,748     2,319,601
Depreciation and amortization             3,508,658     3,584,057     3,603,378
                                        -----------   -----------   -----------
Total expenses                           13,480,310    13,137,023    12,665,156
                                         ----------    ----------    ----------

Loss before minority interest            (4,817,998)   (4,925,572)   (4,732,176)

Minority interest in loss of subsidiary
  partnerships                               11,423        10,908        11,063
                                        -----------  ------------ -------------

Net loss                               $ (4,806,575)  $(4,914,664) $ (4,721,113)
                                        ===========    ==========-  ===========

Net loss - limited partners            $ (4,758,509)  $(4,865,517) $ (4,673,902)
                                        ===========    ==========   ===========

Number of BACs outstanding                   58,928        58,928        58,928
                                      =============   ===========    ==========

Net loss per BAC                        $     (80.75) $      (82.57)  $  (79.32)
                                          ==========     ========    =========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                            Limited        General
                                               Total        Partners       Partner

Partners' capital (deficit)-April 1, 1998   $34,863,428   $35,038,743     $(175,315)

Net loss                                     (4,721,113)   (4,673,902)      (47,211)
                                            -----------  ------------     ---------

Partners' capital (deficit)-March 31, 1999   30,142,315    30,364,841      (222,526)

Net loss                                     (4,914,664)   (4,865,517)      (49,147)
                                             ----------    ----------     ---------

Partners' capital (deficit)-March 31, 2000   25,227,651    25,499,324      (271,673)


Net loss                                     (4,806,575)   (4,758,509)      (48,066)
                                             ----------    ----------     ---------

Partners' capital (deficit)-March 31, 2001  $20,421,076   $20,740,815     $(319,739)
                                             ==========    ==========      ========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                              Year Ended March 31,
                                            2001             2000        1999
                                         ------------     -----------  --------
Cash flows from operating activities:
Net loss                               $ (4,806,575) $ (4,914,664)$  (4,721,113)
                                        -----------   -----------  ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization             3,508,658     3,584,057     3,603,378
Minority interest in loss of subsidiary
 partnerships                                 (11,423)  (10,908)      (11,063)
(Increase) decrease in assets:
Cash held in escrow                         (70,294)      (57,052)      190,263
Other assets                                 39,678        61,712      (196,619)
Increase (decrease) in liabilities:
Accounts payable and other liabilities      196,965       123,058      (262,488)
Accrued interest                          1,409,807     1,310,230     1,523,645
Increase in due to local general partners
  and affiliates                             73,945        74,139        90,141
Decrease in due to local general partners
  and affiliates                            (46,492)      (48,671)      (47,614)
Due to general partner and affiliates       683,558       669,041       576,957
                                       ------------  ------------  ------------
Total adjustments                         5,781,402     5,705,606     5,466,600
                                        -----------   -----------   -----------

Net cash provided by operating activities   977,827       790,942       745,487
                                        -----------   -----------  ------------

Cash flows from investing activities:
Improvements to property and equipment     (291,814)     (179,287)     (977,148)
Increase in cash held in escrow            (266,064)     (279,151)      (93,367)
Increase in due to local general partners
  and affiliates                              4,693        53,152        12,721
Decrease in due to local general partners
  and affiliates                                  0       (20,000)   (1,040,768)
                                       -------------   -----------  ------------

Net cash used in investing activities      (553,185)     (425,286)   (2,098,562)
                                         ----------    ----------  ------------

Cash flows from financing activities:
Proceeds from mortgage notes                      0             0       169,689
Principal payments of mortgage notes       (373,073)     (352,280)     (344,461)
Increase in due to local general partners
  and affiliates                              8,434        37,914       178,981
Decrease in due to local general partners
  and affiliates                             (1,200)      (58,008)     (118,405)
Increase in deferred costs                   (4,270)            0             0
Decrease in capitalization of consolidated
  subsidiaries attributable to minority
  interest                                  (70,762)      (73,313)     (132,432)
                                            ---------- ---------- -------------

Net cash used in financing activities      (440,871)     (445,687)     (246,628)
                                          ---------     --------- -------------

Net decrease in cash and cash equivalents   (16,229)      (80,031)   (1,599,703)

Cash and cash equivalents at beginning of year971,474    1,051,505     2,651,208
                                           ----------    ---------   -----------

Cash and cash equivalents at end of year $   955,245   $   971,474  $  1,051,505
                                          ==========    ==========   ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest    $1,686,071    $1,281,921  $  1,295,973
                                          =========     =========   ===========

Supplemental disclosures of noncash investing and financing activities:
Property and equipment reclassified to cash
  held in escrow                           $         0    $         0   $ 23,103

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 2001.

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

For financial reporting purposes, the Partnership's fiscal year ends on March
31. The Partnership's fiscal year ends March 31, in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arises from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $30,000, $32,000 and $29,000 for the years ended March 31, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2001, distributions to several minority interests have exceeded their investments.

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

Through March 31, 2001, the Partnership has recorded a loss on impairment of assets of approximately $3,926,000.

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

g)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

h)  Recent Pronouncements

In April 1998, the AICPA issued S0P No. 98-5 "Reporting on the Costs of Start-Up Activities." S0P No. 98-5, which was adopted April 1, 1999, requires that costs of start-up activities including organizational costs be expensed as incurred. In addition, at the time of adoption the unamortized balance of any previously deferred organizational costs must be expensed. This adoption resulted in $58,524 being fully expensed and included in depreciation and amortization on the consolidated statements of operations for the year ended March 31, 2000.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                         March 31, 2001                 March 31, 2000
                                      ------------------------     ------------------------
                                       Carrying                  Carrying
                                       Amount     Fair Value     Amount     Fair Value
Mortgage notes payable for which it is:
Practicable to estimate fair value    $25,755,018  $22,618,825    $1,110,000  $  1,110,000
Not practicable                       $32,625,231            *    $57,643,322            *

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

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                                     Estimated
                                             March 31,              Useful Lives
                                      --------------------------
                                       2001              2000           (Years)
                                   -------------   --------------- ------------

Land                               $    6,228,836   $    6,228,836          -
Building and improvements             101,059,452      100,790,755        10-40
Furniture and fixtures                  1,138,814        1,119,217        5-10
                                    -------------    -------------
                                      108,427,102      108,138,808
Less:  Accumulated depreciation       (19,766,882)     (16,288,288)
                                     ------------     ------------

                                    $  88,660,220    $  91,850,520
                                     ============     ============

Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2001 and 2000, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 2001 and 2000, respectively. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2001, 2000 and 1999 amounted to $3,482,114, $3,452,322 and $3,508,040, respectively.

During Fiscal Years 2000 and 1999, $3,520 and $6,791 of accumulated depreciation was written off, respectively.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                           March 31,
                                                      ---------------------
                                                        2001           2000
                                                      --------      ---------
Purchase price payments*                               $631,000   $   631,000
Real estate taxes, insurance and other                 1,106,898     1,036,604
Reserve for replacements (Note 7)                      1,421,773     1,155,709
                                                       ---------     ---------

                                                      $3,159,671    $2,823,313
                                                       =========     =========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                             March 31,
                                      ----------------------------
                                         2001            2000          Period
                                      ---------       -----------    ----------

Financing costs                          $361,409      $   367,308          *
Other                                      33,703           33,703       various
                                       ----------      -----------
                                          395,112          401,011
Less:  Accumulated amortization          (123,909)        (107,534)
                                        ---------       ----------

                                      $   271,203      $   293,477
                                       ==========       ==========

*Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2001, 2000 and 1999 amounted to $26,544, $73,211 and $95,338, respectively. During the Fiscal Years 2000 and 1999, $14,552 and $409,561 of deferred costs were written off and $10,169 and $351,037 of accumulated amortization was written off, respectively.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $148,000 including principal and interest at rates ranging from 0% to 9.65% per annum, from the year 2003 through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $4,788,548 and $4,987,071 at December 31, 2000 and 1999, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                      Amount
------------------                      ------

2001                              $     453,254
2002                                    481,119
2003                                    521,469
2004                                    559,278
2005                                    627,946
Thereafter                           55,737,183
                                     ----------
                                    $58,380,249
                                    ===========

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

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2001, 2000 and 1999 are as follows:

A)  Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all subsidiary partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, of which $4,840,000 has expired at March 31, 2001. As of March 31, 2001 and 2000, $374,626 and $365,409
has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2001, 2000 and 1999 were as follows:

                                                  Year Ended March 31,
                                          2001          2000           1999
                                         --------     -------       ---------

Partnership management fees (a)            $546,000      $546,000      $546,000
Expense reimbursement (b)                   137,612        97,485       100,678
Local administrative fees (d)                32,500        25,000        33,750
                                           --------      --------      --------
Total general and administrative-
General Partner                             716,112       668,485       680,428
                                            -------       -------       -------
Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                        269,674       262,324       252,461
                                            -------       -------       -------
Total general and administrative-
related parties                            $985,786      $930,809      $932,889
                                            =======       =======       =======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,751,000 and $1,205,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $297,000 and $184,000 were accrued and unpaid as of March 31, 2001 and 2000, respectively.

(c) Property management fees incurred by subsidiary partnerships amounted to $606,572, $578,531 and $602,601 for the years ended March 31, 2001, 2000 and
1999, respectively. Of these fees $269,674, $262,324 and $252,461 were earned by affiliates of the Local General Partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C)  Due to Local General Partners and affiliates

Due to Local General Partners and affiliates at March 31, 2001 and 2000 consists of the following:

                                                           March 31,
                                                 ------------------------------
                                                       2001           2000
                                                   ----------      ---------

Operating deficit advances                           $  144,150  $    144,150
Operating advances                                        5,000         5,000
Development fee payable                                 830,950       830,950
Construction costs payable                              401,365       396,672
Management and other operating advances (*)             536,185       501,498
                                                     ----------    ----------

                                                    $1,917,650    $1,878,270
                                                      =========     =========

(*) Includes loans from Local General Partners and affiliates totaling $78,670 and $70,236, respectively, bearing interest at 11%.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                Year Ended December 31,
                                         2000           1999           1998
                                       -----------   -----------    -----------

Financial statement net loss            $(4,806,575)  $(4,914,664)  $(4,721,113)

Differences  between  depreciation
and amortization  expense records for
financial  reporting
purposes and the accelerated costs
recovery system utilized for
income tax purposes
                                          (587,944)      (795,344)     (669,242)

Tax exempt interest income                  (13,926)      (10,340)      (29,980)

Differences  resulting from parent
company having a different
fiscal year for income tax and
financial reporting purposes                 (30,780)      (33,716)      206,171

Excess losses allocated to minority
interest for income tax purposes                        0           0   296,927

Other, including accruals for financial
reporting not deductible for
tax purposes until paid
                                                73,390    304,440    (1,066,170)
                                             ----------    ---------  --------

Net loss as shown on the income
tax return for the calendar year ended     $(5,365,835) $(5,449,624)$(5,983,407)
                                               ==========  ==========  =========

NOTE 10 - Commitments and Contingencies

a)  Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2000, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceed its current assets by over $157,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2000 is $145,402 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2000.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001, uninsured cash and cash equivalents approximated $809,000.

c)  Letters of Credit

As of December 31, 2000, the subsidiary partnerships were contingently liable on open letters of credit as follows:

Description                                     Amount
-----------                                     ------

Development contingency                       $  22,400
Pennsylvania Housing Finance Agency              24,000
                                               --------

                                              $  46,400
                                              =========

d)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2000, 1999 and 1998 tax years, Housing Tax Credits of $8,728,115, $8,728,115 and $8,806,766 were generated, respectively.

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

Name                                Position
----                                --------

Stephen M. Ross                     Director

Michael Brenner                     President and Chief Executive Officer

Alan P. Hirmes                      Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 55, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 40, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 38, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2001, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.
                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership      Percent of Class
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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of June 1, 2001, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                     Sequential
                                                                          Page
                                                                      ----------


(a) 1.   Consolidated Financial Statements

         Independent Auditors' Report                                         14

         Consolidated Balance Sheets at March 31, 2001 and 2000               56

         Consolidated Statements of Operations for the Years
         Ended March 31, 2001, 2000 and 1999                                  57

         Consolidated  Statements of Changes in Partners'
         Capital  (Deficit) for the Years Ended March 31, 2001,
         2000 and 1999                                                        58

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 2001, 2000 and 1999                                  59

         Notes to Consolidated Financial Statements                           61

(a) 2.   Consolidated Financial Statement Schedules

         Independent Auditors' Report                                         81

         Schedule I - Condensed Financial Information of Registrant           82

         Schedule III - Real Estate and Accumulated Depreciation              85

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

(3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)  Form  of  Amended  and  Restated  Agreement  of  Limited   Partnership  of
Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

         (21)   Subsidiaries of the Registrant                                78

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    General Partner


                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    General Partner



Date:  June 13, 2001                By: /s/ Michael Brenner
                                        -------------------
                                        Michael Brenner
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 Signature                          Title                     Date
--------------        ------------------------------      ------------------

                             President and Chief Executive
                             Officer (principal executive
/s/ Michael Brenner          officer) of Related Independence
-------------------
Michael Brenner              Associates Inc.                     June 13, 2001




                             Senior Vice President
                             (principal financial officer) of Related
/s/ Alan P. Hirmes           Independence Associates Inc.        June 13, 2001
------------------
Alan P. Hirmes


                             Treasurer (principal accounting
/s/ Glenn F. Hopps           officer) of Related Independence
------------------
Glenn F. Hopps               Associates Inc.                     June 13, 2001



/s/ Stephen M. Ross          Director of Related Independence
-------------------
Stephen M. Ross              Associates Inc.                     June 13, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 11, 2001 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2000, 1999 and 1998 Fiscal Years and
Schedule III at March 31, 2001. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 11, 2001

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                            March 31,
                                                  -----------------------------
                                                      2001             2000
                                                  -------------   --------------

Cash and cash equivalents                         $     511,088  $    506,231
Cash held in escrow                                      631,000       631,000
Investment in subsidiary partnerships                 26,134,022    29,230,053
Other assets                                              34,293        34,293
                                                   -------------  ------------

Total assets                                         $27,310,403   $30,401,577
                                                      ==========    ==========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates              $  2,034,819  $  1,382,961

Other liabilities                                         5,950         6,440
                                                  ----------------------------

Total liabilities                                     2,040,769     1,389,401

Partners' capital                                     25,269,634    29,012,176
                                                      ----------    ----------

Total liabilities and partners' capital              $27,310,403   $30,401,577
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)







                       CONDENSED STATEMENTS OF OPERATIONS


                              Year Ended March 31,
                                       2001            2000         1999
                                    ------------    ------------  ------------

Revenues

Other income                          $     79,493  $     37,090  $     22,485
                                      -----------   -----------   -----------

Total revenues                              79,493        37,090        22,485
                                       -----------   -----------   -----------

Expenses

Administrative and management               110,380        56,840       158,614
Administrative and management-related parties683,612       643,845       646,678
                                        ----------   -----------   -----------

Total expenses                             793,992       700,685       805,292
                                        ----------   -----------   -----------

Loss from operations                      (714,499)     (663,595)     (782,807)

Equity in loss of subsidiary
 partnerships (*)                        (3,028,043)   (3,933,072)   (3,973,691)
                                        ----------    ----------    ----------

Net loss                               $(3,742,542)  $(4,596,667)  $(4,756,498)
                                         ==========    ==========    ==========

(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting which amounted to $0, $0 and $63,001 for 2001, 2000 and 1999, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                Year Ended March 31,
                                           2001           2000          1999
                                       ------------   ------------   ---------

Cash flows from operating activities:
Net loss                                $(3,742,542)  $(4,596,667)  $(4,756,498)
                                         ----------    ----------=   ----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships  3,028,043     3,933,072     3,973,691

Increase (decrease) in liabilities:

Due to general partners and affiliates      651,858       644,041       526,958
Other liabilities                              (490)      (16,629)       23,069
                                      --------------  ------------- ------------

Total adjustments                         3,679,411     4,560,484     4,523,718
                                         ----------    ----------    ----------

Net cash used in operating activities       (63,131)      (36,183)     (232,780)
                                        -----------   ------------   ----------

Cash flows from investing activities:

Investment in subsidiary partnerships             0             0    (1,026,071)
Increase in other assets                          0        43,815             0
Decrease in cash held in escrow-
  purchase price payments                         0              0      126,620
                                     -----------------------------  -----------

Net cash provided by (used in)
  investing activities                           0        43,815      (899,451)
                                     --------------   -----------   -----------

Net cash provided by financing activities:

Distributions from subsidiary partnerships   67,988        70,438        65,538
                                         ----------    ----------   -----------

Net increase (decrease) in cash and
 cash equivalents                              4,857      78,070    (1,066,693)

Cash and cash equivalents, beginning of year 506,231       428,161     1,494,854
                                         ----------    ----------    ----------

Cash and cash equivalents, end of year  $   511,088   $   506,231   $   428,161
                                         ==========    ==========    ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2001





                                                                                     Cost Capitalized
                                                          Initial Cost to Partnership   Subsequent to
                                                          --------------------------
                                                                       Buildings and    Acqusition:
           Description                         Encumbrances    Land     Improvements   Improvements
---------------------------------------------  ------------    ----     ------------   ------------


Apartment Complexes
Lincoln Renaissance
  Reading, PA                                  $  2,553,000    $    0    $5,240,173      $ 236,043
United Germano Millgate Limited Partnership
  Chicago, IL                                     9,901,660   580,000   6,070,477        10,751,260
Mansion Court Associates
  Philadelphia, PA                                1,431,244    19,072   3,224,984           212,351
Derby Run Associates L.P.
  Hampton, VA                                      4,478,761   407,410   3,069,628        4,553,128
Renaissance Plaza Assoc.
  Baltimore, MD                                   6,636,466   684,255   9,840,170         4,421,290
Tasker Village
  Philadelphia, PA                                1,784,881     18,235           0        3,932,223
Martha Bryant Manor, L.P.
  Los Angeles, CA                                 7,703,599     966,577           0      10,607,936
Colden Oaks Limited Partnership
  Los Angeles, CA                                5,440,566       922,790           0      2,050,241
Brynview Terrace Limited Partnership
  Los Angeles, CA                                1,009,446       175,943           0      1,437,542
NLEDC, L.P.
  Los Angeles, CA                                4,303,338       624,000           0     5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                      3,561,564       650,072       13,134    5,393,187
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                6,324,429            0           0      9,913,788
Clear Horizons Limited Partnership
  Shreveport, LA                                 1,040,000      15,304      2,058,729      169,981
Neptune Venture L.P.
  Neptune Township, NJ                                  0        460,631    10,151,873     106,746
Affordable Green Associates L.P.
  New York, NY                                   2,211,295       20,500       3,506,961     35,796
                                            -------------- -------------     -----------   --------


                                              $58,380,249     $5,544,789    $43,176,129  $59,706,184
                                                ==========    =========      ==========   ==========



                                                                                                                      Life on which
                                                                                                                     Depreciation in
                                                 Gross  Amount at which Carried At Close of Period
                                               --------------------------------------------------  Year of             Latest Income
                                                       Buildings and              Accumulated   Construction/   Date  Statements are
       Description                              Land    Improvements     Total    Depreciation    Renovation  AcquiredComputed(a)(b)
--------------------------------------------    ----    ------------     -----     ------------   ------------  --------  ----------
Apartment Complexes

Lincoln Renaissance                           $  5,373   $ 5,470,843      $5,476,216  $984,070      1993-94    Apr. 1993     20-40
  Reading, PA
United Germano Millgate Limited Partnership     585,374      16,816,363     17,401,737  5,369,878     1993-94  Oct. 1993     10-25
  Chicago, IL
Mansion Court Associates                         25,095       3,431,312      3,456,407    609,936     1993-94 Nov. 1993     20-40
  Philadelphia, PA
Derby Run Associates L.P.                        409,771       7,620,395      8,030,166  1,389,351   1994-95    Feb. 1994      40
  Hampton, VA
Renaissance Plaza Assoc.                        686,616      14,259,099     14,945,715  2,186,467    1994-95     Feb. 1994     27.5
  Baltimore, MD
Tasker Village                                   20,596       3,929,862      3,950,458    653,308    1994-95     May 1994        40
  Philadelphia, PA
Martha Bryant Manor, L.P.                       968,938      10,605,575     11,574,513  1,700,392    1994-95   Sept. 1994       7.5
  Los Angeles, CA
Colden Oaks Limited Partnership                  925,151       2,047,880      2,973,031    713,117   1994-95   Sept. 1994        31
  Los Angeles, CA
Brynview Terrace Limited Partnership            178,304       1,435,181      1,613,485    235,643    1994-95  Sept. 1994        27.5
  Los Angeles, CA
NLEDC, L.P.                                     626,361       5,882,311      6,508,672  1,020,323    1994-95 Sept. 1994        27.5
  Los Angeles, CA
Creative Choice Homes VI Ltd.                   652,433       5,403,960      6,056,393  1,274,312    1994-95  Sept. 1994        40
  Miami, FL
P&P Homes for the Elderly, L.P.                 642,360       9,271,428      9,913,788  1,080,075    1994-95   Sept. 1994        30
  Los Angeles, CA
Clear Horizons Limited Partnership               17,665       2,226,349      2,244,014    526,676    1994-95   Dec. 1994        27.5
  Shreveport, LA
Neptune Venture L.P.                            462,465      10,256,785     10,719,250  1,316,482    1995-96     Apr. 1995        40
  Neptune Township, NJ
Affordable Green Associates L.P.                 22,334       3,540,923      3,563,257     706,852   1995-96     May 1995        27
  New York, NY                                   --------     ---------   ------------   ----------


                                              $6,228,836    $102,198,266   $108,427,102  $19,766,882
                                              =========     ===========    ===========    ==========



(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition. (b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.




                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2001

                                      Cost  of  Property  and Equipment                           Accumulated Deprecitaion
                                    --------------------------------------                 --------------------------------------
                                                                    Year Ended  March 31,
                                   2001             2000               1999            2001               2000              1999
      ----------------------------------------------------------------------------------------------------------------------------



Balance at beginning of period  $108,138,808      $107,966,312      $107,012,267      $16,288,288       $12,842,757     $  9,334,717
Additions during period:
Improvements                         296,945           179,287           977,148
Depreciation expense                                                                    3,482,114         3,452,322        3,508,040

Deductions during period:
Dispositions                          (8,651)           (6,791)          (23,103)          (3,520)           (6,791)               0
                               -------------   ---------------   ---------------  ---------------    -------------- ---------------

Balance at close of period      $108,427,102      $108,138,808      $107,966,312     $ 19,766,882       $16,288,288      $12,842,757
                                 ===========       ===========       ===========      ===========        ==========       ==========

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


