Form 10-Q
period 2001-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2001-07-30
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             13-3646846
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


625 Madison Avenue, New York, New York                          10022
--------------------------------------                         --------
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
                                   (Unaudited)

                                                  ============       ===========
                                                     June 30,          March 31,
                                                      2001              2001
                                                  ------------       -----------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $20,593,171 and $19,766,882,
  respectively                                     $87,900,241       $88,660,220
Cash and cash equivalents                              854,863           955,245
Cash held in escrow                                  3,456,294         3,159,671
Deferred costs, net of accumulated
  amortization of $130,636
  and $123,909, respectively                           264,476           271,203
Other assets                                           571,758           656,065
                                                   -----------       -----------

Total assets                                       $93,047,632       $93,702,404
                                                   ===========       ===========



                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                                                   ===========================
                                                     June 30,        March 31,
                                                       2001            2001
                                                     --------        ---------
Liabilities:
Mortgage notes payable                             $ 58,298,884    $ 58,380,249
Accounts payable and other
  liabilities                                         1,915,108       1,624,228
Accrued interest                                      9,218,731       9,169,355
Due to local general partners and
  affiliates                                          2,012,913       1,917,650
Due to general partner and
  affiliates                                          2,312,087       2,204,019
                                                     ----------      ----------

Total liabilities                                    73,757,723      73,295,501
                                                     ----------      ----------

Minority interest                                       (17,711)        (14,173)
                                                     ----------      ----------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
Limited partners (58,928 BACs
  issued and outstanding)                            19,638,494      20,740,815
General partner                                        (330,874)       (319,739)
                                                     ----------      ----------

Total partners' capital (deficit)                    19,307,620      20,421,076
                                                     ----------      ----------

Total liabilities and partners'
  capital (deficit)                                $ 93,047,632    $ 93,702,404
                                                   ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                  ==============================
                                                        Three Months Ended
                                                             June 30,
                                                  ------------------------------
                                                     2001               2000
                                                  ------------------------------
Revenues
Rental income                                    $ 2,097,297        $ 2,029,524
Other income                                          50,072             68,409
                                                 -----------        -----------

Total revenues                                     2,147,369          2,097,933
                                                 -----------        -----------

Expenses
General and administrative                           549,259            570,067
General and administrative-
  related parties (Note 2)                           246,160            237,502
Repairs and maintenance                              405,780            440,022
Operating                                            366,249            274,368
Taxes                                                157,554            174,324
Insurance                                            124,041            116,829
Financial                                            582,304            587,976
Depreciation and amortization                        833,016            825,137
                                                 -----------        -----------

Total expenses                                     3,264,363          3,226,225
                                                 ===========        ===========

Loss before minority interest                     (1,116,994)        (1,128,292)
Minority interest in loss of
  subsidiary partnerships                              3,538              3,010
                                                 -----------        -----------

Net loss                                        $(1,113,456)        $(1,125,282)
                                                 ===========        ===========

Net loss-limited partners                        $(1,102,321)       $(1,114,029)
                                                 ===========        ===========

Number of BACs outstanding                            58,928             58,928
                                                 ===========        ===========

Net loss per BAC                                 $    (18.71)       $    (18.90)
                                                 ===========        ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                                ================================================
                                                   Limited            General
                                   Total           Partners           Partner
                                ------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2001                $ 20,421,076      $ 20,740,815      $   (319,739)

Net loss                         (1,113,456)       (1,102,321)          (11,135)
                               ------------      ------------      ------------

Partners' capital
  (deficit) -
  June 30,
  2001                         $ 19,307,620      $ 19,638,494      $   (330,874)
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

                                                  ==============================
                                                       Three Months Ended
                                                            June 30,
                                                  ------------------------------
                                                      2001             2000
                                                  ------------------------------
Cash flows from operating activities:
Net loss                                           $(1,113,456)     $(1,125,282)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
Depreciation and amortization                          833,016          825,137
Minority interest in loss of
  subsidiaries                                          (3,538)          (3,010)
Increase in accounts payable and
  other liabilities                                    290,880          103,296
Increase in accrued interest                            49,376           33,912
(Increase) decrease in cash held
  in escrow                                           (252,494)          92,610
Decrease in other assets                                84,307          116,601
Increase in due to local general
  partners and affiliates                               19,814           20,739
Decrease in due to local general
  partners and affiliates                              (71,915)         (59,854)
Increase in due to
  general partner and affiliates                       108,068          137,776
                                                   -----------      -----------
Total adjustments                                    1,057,514        1,267,207
                                                   -----------      -----------

Net cash (used in) provided by
  operating activities                                 (55,942)         141,925
                                                   -----------      -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                            (66,310)         (12,341)
Increase in cash held
  in escrow                                            (44,129)        (271,379)
Increase in due to local general
  partners and affiliates                              149,783          145,042
                                                   -----------      -----------
Net cash provided by (used in)
  investing activities                                  39,344         (138,678)
                                                   -----------      -----------



                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                         2001            2000
                                                   ----------------------------
Cash flows from financing activities:
Principal payments of mortgage
  notes                                                (81,365)        (109,295)
Increase in due to local
  general partner and affiliates                         2,581                0
Decrease in due to local
  general partner and affiliates                        (5,000)          (9,385)
                                                   -----------      -----------

Net cash used in financing activities                  (83,784)        (118,680)
                                                   -----------      -----------

Net decrease in cash and
  cash equivalents                                    (100,382)        (115,433)
Cash and cash equivalents at
  beginning of period                                  955,245          971,474
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $   854,863      $   856,041
                                                   ===========      ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. The Partnership's fiscal quarter ends June 30 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Such losses aggregated approximately $5,000 and $6,000 for the three months ended June 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2001, and the results of operations and its cash flows for the three months ended June 30, 2001 and 2000, respectively. However, the operating results for the three months ended June 30, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2001 and 2000 were as follows:

                                                 Three Months Ended
                                                      June 30,
                                              -----------------------
                                                2001           2000
                                              -----------------------
Partnership management fees (a)               $136,500       $136,500
Expense reimbursement (b)                       31,750         26,462
Local administrative fee (c)                     8,000          6,500
                                              --------       --------
Total general and administrative-
  General Partner                              176,250        169,462
                                              --------       --------
Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)            69,910         68,040
                                              --------       --------
Total general and administrative-
  related parties                             $246,160       $237,502
                                              ========       ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,838,000 and $1,751,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reim-

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)



bursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $151,238 and $150,584 for the three months ended June 30, 2001 and 2000, respectively. Of these fees, $69,910 and $68,040 were incurred to affiliates of the subsidiary partnerships' general partners.

Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

As of June 30, 2001, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $890,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $631,000 being held in escrow).

For the three months ended June 30, 2001, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $100,000. This decrease is due to improvements to property and equipment ($66,000), principal payments of mortgage notes ($81,000), an increase in cash held in escrow relating to investing activities ($44,000) and cash used in operating activities ($56,000) which exceeded a net increase in due to local general partners and affiliates relating to investing and financing activities ($147,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($833,000).

At June 30, 2001, there is approximately $153,000 in the working capital reserves. For the three months ended June 30, 2001, the Partnership did not receive any distributions. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partners amounting to approximately $1,838,000 and $1,751,000 were accrued and unpaid as of June 30, 2001 and March 31, 2001, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three months ended June 30, 2001 and 2000 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to rental rate increases.

Other income decreased approximately $18,000 for the three months ended June 30, 2001 as compared to the corresponding period in 1999, primarily due to an overaccrual of laundry income at one Local Partnership in 2001.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 2% for the three months ended June 30, 2001 as compared to the corresponding period in 2000.

Operating increased approximately $92,000 for the three months ended June 30, 2001 as compared to the corresponding period in 2000 primarily due to an increase in utility charges at one Local Partnership in 2001.

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


Date:  July 30, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date:  July 30, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)