Form 10-Q
period 2001-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2001-10-29
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

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

                         PART I - Financial Information

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                             -------------  ------------
                                             SEPTEMBER 30,    MARCH 31,
                                                  2001          2001
                                             -------------  ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $21,481,142and $19,766,882,
  respectively                                $87,091,477    $88,660,220
Cash and cash equivalents                         755,222        955,245
Cash held in escrow                             3,409,515      3,159,671
Deferred costs, net of accumulated
  amortization of $137,050
  and $123,909, respectively                      258,062        271,203
Other assets                                      600,175        656,065
                                               ----------     ----------

Total assets                                  $92,114,451    $93,702,404
                                               ==========     ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (Continued)

                                             -------------  ------------
                                             SEPTEMBER 30,    MARCH 31,
                                                  2001          2001
                                             -------------  ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                      $58,189,780    $58,380,249
  Accounts payable and other
   liabilities                                  1,821,707      1,624,228
  Accrued interest                              9,475,451      9,169,355
  Due to local general partners and
   affiliates                                   1,871,604      1,917,650
  Due to general partner and
   affiliates                                   2,467,561      2,204,019
                                               ----------     ----------

Total liabilities                              73,826,103     73,295,501
                                               ----------     ----------

Minority interest                                 (20,519)       (14,173)
                                               ----------     ----------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                     18,649,728     20,740,815
  General partner                                (340,861)      (319,739)
                                               ----------     ----------

Total partners' capital (deficit)              18,308,867     20,421,076
                                               ----------     ----------

Total liabilities and partners'
  capital (deficit)                           $92,114,451    $93,702,404
                                               ==========     ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          -----------------------------       -----------------------------
                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   SEPTEMBER 30,                       SEPTEMBER 30,
                          -----------------------------       -----------------------------
                              2001              2000              2001              2000
                          -----------------------------       -----------------------------
Revenues
Rental income             $ 2,105,721       $ 2,033,406       $ 4,203,018       $ 4,062,930
Other income                   66,186            70,071           116,258           138,480
                           ----------        ----------        ----------        ----------

Total revenues              2,171,907         2,103,477         4,319,276         4,201,410
                           ----------        ----------        ----------        ----------

Expenses
General and
  administrative              553,289           531,772         1,102,548         1,101,839
General and
  administrative-
  related parties
  (Note 2)                    233,797           248,452           479,957           485,954
Repairs and
  maintenance                 438,099           477,145           843,879           917,167
Operating                     285,341           285,502           651,590           559,870
Taxes                         215,797           199,786           373,351           374,110
Insurance                     101,425           108,191           225,466           225,020
Financial                     451,335           448,615         1,033,639         1,036,591
Depreciation and
  amortization                894,385           898,477         1,727,401         1,723,614
                           ----------        ----------        ----------        ----------

Total expenses              3,173,468         3,197,940         6,437,831         6,424,165
                           ----------        ----------        ----------        ----------

Loss before
  minority
  interest                 (1,001,561)       (1,094,463)       (2,118,555)       (2,222,755)
Minority interest
  in loss of
  subsidiary
  partnerships                  2,808             3,893             6,346             6,903
                           ----------        ----------        ----------        ----------

Net loss                  $  (998,753)      $(1,090,570)      $(2,112,209)      $(2,215,852)
                           ==========        ==========        ==========        ==========

Net loss-limited
  partners                $  (988,766)      $(1,079,664)      $(2,091,087)      $(2,193,693)
                           ==========        ==========        ==========        ==========

Number of BACs
  outstanding                  58,928            58,928            58,928            58,928
                           ==========        ==========        ==========        ==========

Net loss per BAC          $    (16.78)      $    (18.33)      $    (35.49)      $    (37.23)
                           ==========        ==========        ==========        ==========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                             -----------------------------------------------
                                                LIMITED           GENERAL
                                TOTAL           PARTNERS          PARTNER
                             -----------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2001              $20,421,076       $20,740,815       $ (319,739)

Net loss                      (2,112,209)       (2,091,087)         (21,122)
                              ----------        ----------        ---------

Partners' capital
  (deficit) -
  September 30,
  2001                       $18,308,867       $18,649,728       $ (340,861)
                              ==========        ==========        =========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                --------------------------------
                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                --------------------------------
                                                    2001                2000
                                                --------------------------------
Cash flows from operating activities:
Net loss                                        $(2,112,209)        $(2,215,852)
                                                 ----------          ----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                     1,727,401           1,723,614
Minority interest in loss of subsidiaries            (6,346)             (6,903)
Increase in accounts payable and
  other liabilities                                 197,479              82,029
Increase in accrued interest                        306,096             229,636
Increase in cash held in escrow                     (89,510)            (57,409)
Decrease in other assets                             55,890             175,567
Increase in due to local general
  partners and affiliates                            17,596              34,786
Decrease in due to local general
  partners and affiliates                           (77,095)            (12,643)
Increase in due to
  general partner and affiliates                    263,542             310,004
                                                 ----------          ----------
Total adjustments                                 2,395,053           2,478,681
                                                 ----------          ----------

Net cash provided by operating
  activities                                        282,844             262,829
                                                 ----------          ----------

Cash flows from investing activities:
Improvements to property and
  equipment                                        (145,517)            (27,282)
Increase in cash held
  in escrow                                        (160,334)           (339,926)
Increase in due to local general
  partners and affiliates                           120,000             152,803
Decrease in due to local general
  partners and affiliates                           (89,128)                  0
                                                 ----------          ----------
Net cash used in investing activities              (274,979)           (214,405)
                                                 ----------          ----------

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                        Consolidated Financial Statements
                 (Decrease) increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                --------------------------------
                                                        SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                --------------------------------
                                                    2001                2000
                                                --------------------------------
Cash flows from financing activities:
Principal payments of mortgage notes               (190,469)           (184,917)
Decrease in due to local
  general partner and affiliates                    (17,419)             (9,387)
                                                 ----------          ----------

Net cash used in financing activities              (207,888)           (194,304)
                                                 ----------          ----------

Net decrease in cash and
  cash equivalents                                 (200,023)           (145,880)
Cash and cash equivalents at
  beginning of period                               955,245             971,474
                                                 ----------          ----------
Cash and cash equivalents at
  end of period                                 $   755,222         $   825,594
                                                 ==========          ==========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Such losses aggregated approximately $6,000 and $6,000 and $11,000 and $12,000 for the three and six months ended September 30, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2001, the results of operations for the three and six months ended September 30, 2001 and 2000 and cash flows for the six months ended September 30, 2001 and 2000, respectively. However, the operating results for the six months ended September 30, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2001 and 2000 were as follows:

                                ------------------------    ------------------------
                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                      SEPTEMBER 30,               SEPTEMBER 30,
                                ------------------------    ------------------------
                                  2001            2000        2001            2000
                                ------------------------    ------------------------
Partnership manage-
  ment fees (a)                 $136,500        $136,500    $273,000        $273,000
Expense reimburse-
  ment (b)                        17,674          35,926      49,424          62,388
Local administrative
  fee (c)                          8,000           6,500      16,000          13,000
                                 -------         -------     -------         -------
Total general and
  administrative-
  General Partner                162,174         178,926     338,424         348,388
                                 -------         -------     -------         -------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (d)                    71,623          69,526     141,533         137,566
                                 -------         -------     -------         -------
Total general and ad-
  ministrative-related
  parties                       $233,797        $248,452    $479,957        $485,954
                                 =======         =======     =======         =======

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,974,000 and $1,751,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $152,889 and $149,321 and $304,127 and $299,905 for the three and six months ended September 30, 2001 and 2000, respectively. Of these fees, $71,623 and $69,526 and $141,533 and $137,566 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of September 30, 2001, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $890,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $631,000 being held in escrow).

For the six months ended September 30, 2001, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $200,000. This decrease is due to improvements to property and equipment ($146,000), principal payments of mortgage notes ($190,000), an increase in cash held in escrow relating to investing activities ($160,000) which exceeded cash provided by operating activities ($283,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($13,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is depreciation and amortization ($1,727,000).

At September 30, 2001, there is approximately $129,000 in the working capital reserves. For the six months ended September 30, 2001, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partners amounting to approximately $1,974,000 and $1,751,000 were accrued and unpaid as of September 30, 2001 and March 31, 2001, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and six months ended September 30, 2001 and 2000 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 3% for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Other income decreased approximately $4,000 and $22,000 for the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000, primarily due to an overaccrual of laundry income at one Local Partnership in 2000.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 1% for both the three and six months ended September 30, 2001 as compared to the corresponding periods in 2000.

Operating expenses increased approximately $92,000 for the six months ended September 30, 2001 as compared to the corresponding period in 2000, primarily due to an increase in utility charges at one Local Partnership as well as small increases at two other Local Partnerships in 2001.

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


Date:  October 26, 2001

                               By:/s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Senior Vice President
                                  (principal financial officer)

Date:  October 26, 2001

                               By:/s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)