Form 10-Q
period 2001-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2002-02-12
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2001

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                   ============    ============
                                                   DECEMBER 31,      MARCH 31,
                                                       2001            2001
                                                   ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $22,319,848 and $19,766,882,
  respectively                                     $ 86,307,746    $ 88,660,220
Cash and cash equivalents                             1,115,945         955,245
Cash held in escrow                                   3,187,914       3,159,671
Deferred costs, net of accumulated
  amortization of $143,424
  and $123,909, respectively                            251,688         271,203
Other assets                                            673,661         656,065
                                                   ------------    ------------

Total assets                                       $ 91,536,954    $ 93,702,404
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   DECEMBER 31,      MARCH 31,
                                                       2001            2001
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 58,129,997    $ 58,380,249
  Accounts payable and other
    liabilities                                       1,899,644       1,624,228
  Accrued interest                                    9,941,871       9,169,355
  Due to local general partners and
    affiliates                                        1,840,434       1,917,650
  Due to general partner and
    affiliates                                        2,625,219       2,204,019
                                                   ------------    ------------

Total liabilities                                    74,437,165      73,295,501
                                                   ------------    ------------

Minority interest                                       (22,956)        (14,173)
                                                   ------------    ------------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
    issued and outstanding)                          17,475,467      20,740,815
  General partner                                      (352,722)       (319,739)
                                                   ------------    ------------

Total partners' capital (deficit)                    17,122,745      20,421,076
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 91,536,954    $ 93,702,404
                                                   ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                            DECEMBER 31,                  DECEMBER 31,
                    --------------------------    --------------------------
                        2001           2000           2001           2000
                    --------------------------    --------------------------
Revenues
Rental income       $ 2,109,637    $ 2,048,007    $ 6,312,655    $ 6,110,937
Other income             75,912         75,818        192,170        214,298
                    -----------    -----------    -----------    -----------

Total revenues        2,185,549      2,123,825      6,504,825      6,325,235
                    -----------    -----------    -----------    -----------

Expenses
General and
  administrative        479,278        537,819      1,581,826      1,639,658
General and
  administrative-
  related parties
  (Note 2)              237,445        242,324        717,402        728,278
Repairs and
  maintenance           456,882        487,616      1,300,761      1,404,783
Operating               286,652        248,848        938,242        808,718
Taxes                   150,241        141,102        523,592        515,212
Insurance               107,999        110,196        333,465        335,216
Financial               810,511        820,949      1,844,150      1,857,540
Depreciation and
  amortization          845,080        861,477      2,572,481      2,585,091
                    -----------    -----------    -----------    -----------

Total expenses        3,374,088      3,450,331      9,811,919      9,874,496
                    -----------    -----------    -----------    -----------

Loss before
  minority
  interest           (1,188,539)    (1,326,506)    (3,307,094)    (3,549,261)
Minority interest
  in loss of
  subsidiary
  partnerships            2,417          3,092          8,763          9,995
                    -----------    -----------    -----------    -----------

Net loss            $(1,186,122)   $(1,323,414)   $(3,298,331)   $(3,539,266)
                    ===========    ===========    ===========    ===========

Net loss-limited
  partners          $(1,174,261)   $(1,310,180)   $(3,265,348)   $(3,503,873)
                    ===========    ===========    ===========    ===========

Number of BACs
  outstanding            58,928         58,928         58,928         58,928
                    ===========    ===========    ===========    ===========

Net loss per BAC    $    (19.92)   $    (22.23)   $    (55.41)   $    (59.46)
                    ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                                      LIMITED          GENERAL
                        TOTAL         PARTNERS         PARTNER
                    ------------    ------------    ------------
Partners' capital
  (deficit) -
  April 1, 2001     $ 20,421,076    $ 20,740,815    $   (319,739)

Net loss              (3,298,331)     (3,265,348)        (32,983)
                    ------------    ------------    ------------

Partners' capital
  (deficit) -
  December 31,
  2001              $ 17,122,745    $ 17,475,467    $   (352,722)
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

                                            ==========================
                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                            --------------------------
                                                2001           2000
                                            --------------------------
Cash flows from operating activities:
Net loss                                    $(3,298,331)   $(3,539,266)
                                            -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                 2,572,481      2,585,091
Minority interest in loss of subsidiaries        (8,763)        (9,995)
Increase in accounts payable and
  other liabilities                             275,416        259,056
Increase in accrued interest                    772,516        690,365
Decrease in cash held in escrow                 146,256         90,917
Increase in other assets                        (17,596)      (125,414)
Increase in due to local general
  partners and affiliates                        36,538         40,245
Decrease in due to local general
  partners and affiliates                      (114,257)       (37,208)
Increase in due to
  general partner and affiliates                421,200        477,406
                                            -----------    -----------
Total adjustments                             4,083,791      3,970,463
                                            -----------    -----------

Net cash provided by operating
  activities                                    785,460        431,197
                                            -----------    -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                    (200,492)       (90,067)
Increase in cash held
  in escrow                                    (174,499)      (436,191)
Increase in due to local general
  partners and affiliates                       120,000        155,351
Decrease in due to local general
  partners and affiliates                       (97,878)             0
                                            -----------    -----------
Net cash used in investing activities          (352,869)      (370,907)
                                            -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                            ==========================
                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                            --------------------------
                                                2001           2000
                                            --------------------------
Cash flows from financing activities:
Principal payments of mortgage notes           (250,252)      (285,370)
Decrease in due to local
  general partner and affiliates                (21,619)        (9,386)
Decrease in capitalization of
  consolidated subsidies attributable
  to minority interest                              (20)       (18,345)
                                            -----------    -----------

Net cash used in financing activities          (271,891)      (313,101)
                                            -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                              160,700       (252,811)
Cash and cash equivalents at
  beginning of period                           955,245        971,474
                                            -----------    -----------
Cash and cash equivalents at
  end of period                             $ 1,115,945    $   718,663
                                            ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiary partnerships financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $8,000 and $8,000 and $19,000 and $20,000 for the three and nine months ended December 31, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respec-

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


tive subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the period ended March 31, 2001.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2001, the results of operations for the three and nine months ended December 31, 2001 and 2000 and cash flows for the nine months ended December 31, 2001 and 2000, respectively. However, the operating results for the nine months ended December 31, 2001 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.
The costs incurred to related parties for the three and nine months ended December 31, 2001 and 2000 were as follows:

                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                 DECEMBER 31,          DECEMBER 31,
                             -------------------   -------------------
                               2001       2000       2001       2000
                             -------------------   -------------------
Partnership manage-
  ment fees (a)              $136,500   $136,500   $409,500   $409,500
Expense reimburse-
  ment (b)                     23,500     30,774     72,924     93,162
Local administrative
  fee (c)                       8,000      6,500     24,000     19,500
                             --------   --------   --------   --------
Total general and
  administrative-
  General Partner             168,000    173,774    506,424    522,162
                             --------   --------   --------   --------
Property management
  fees incurred to affili-
  ates of the subsidiary
  partnerships' general
  partners (d)                 69,445     68,550    210,978    206,116
                             --------   --------   --------   --------
Total general and ad-
  ministrative-related
  parties                    $237,445   $242,324   $717,402   $728,278
                             ========   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (Unaudited)


10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,110,000 and $1,751,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $153,444 and $142,320 and $457,571 and $442,225 for the three and nine months ended December 31, 2001 and 2000, respectively. Of these fees, $69,445 and $68,550 and $210,978 and $206,116 were incurred to affiliates of the subsidiary partnerships' general partners.

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

As of December 31, 2001, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $695,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $436,000 being held in escrow).

For the nine months ended December 31, 2001, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $161,000. This increase is primarily due to cash provided by operating activities ($785,000) which exceeded improvements to property and equipment ($200,000), principal payments of mortgage notes ($250,000) and an increase in cash held in escrow relating to investing activities ($174,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,572,000).

At December 31, 2001, there is approximately $104,000 in the working capital reserves. For the nine months ended December 31, 2001, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partners amounting to approximately $2,110,000 and $1,751,000 were accrued and unpaid as of December 31, 2001 and March 31, 2001, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

RESULTS OF OPERATIONS

The Partnership's results of operations for the three and nine months ended December 31, 2001 and 2000 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for both the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to rental rate increases.

Other income decreased approximately $22,000 for the nine months ended December 31, 2001 as compared to the corresponding period in 2000, primarily due to an overaccrual of laundry income at one Local Partnership in 2000.

Total expenses, excluding general and administrative and operating, remained fairly consistent with a decrease of approximately 2% for both the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000.

General and administrative decreased approximately $58,000 for both the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to a decrease in contracted office help at one Local Partnership in 2001, as well as bad debt written off at a second Local Partnership in 2000.

Operating expenses increased approximately $38,000 and $130,000 for the three and nine months ended December 31, 2001 as compared to the corresponding periods in 2000, primarily due to an increase in utility charges at one Local Partnership as well as small increases at two other Local Partnerships in 2001.

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


Date: February 11, 2002

                        By: /s/ Alan P. Hirmes
                            ------------------
                            Alan P. Hirmes,
                            Senior Vice President
                            (principal financial officer)

Date: February 11, 2002

                        By: /s/ Glenn F. Hopps
                            ------------------
                            Glenn F. Hopps,
                            Treasurer
                            (principal accounting officer)