Form 10-K
period 2002-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2002-06-17
CIK 907045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                       Commission File Number 33-37704-03

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                                13-3646846
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2002, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2002, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $503,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

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

Item 2. Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2002. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 14. Schedule III.

                           LOCAL PARTNERSHIP SCHEDULE

                                                                        % of Units Occupied  At  May 1,
Name and Location                                               -----------------------------------------------
(Number of Units)                       Date Acquired           2002       2001       2000       1999      1998
-----------------                       -------------           ----       ----       ----       ----      ----
Lincoln Renaissance
Reading, PA (52)                        April 1993                98%        96%        98%        90%       98%

United Germano-Millgate
Limited Partnership
Chicago, IL (350)                       October 1993              99%        99%        99%        98%       98%

Mansion Court Associates
Philadelphia, PA (30)                   November 1993             97%        90%        97%        97%      100%

Derby Run Associates, L.P.
Hampton, VA (160)                       February 1994             98%        98%        89%        82%       71%

                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                                        % of Units Occupied  At  May 1
Name and Location                                               -----------------------------------------------
(Number of Units)                       Date Acquired           2002       2001       2000       1999      1998
-----------------                       -------------           ----       ----       ----       ----      ----
Renaissance Plaza '93
Associates , L.P.
Baltimore, MD (95)                      February 1994            100%       100%        95%        99%       99%

Tasker Village Associates
Philadelphia, PA (28)                   May 1994                 100%        96%        93%        93%       96%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)                    September 1994            95%       100%        97%        93%       95%

Colden Oaks
Limited Partnership
Los Angeles, CA (38)                    September 1994           100%        97%       100%       100%       92%

Brynview Terrace, L.P.
Los Angeles, CA (8)                     September 1994           100%       100%       100%       100%      100%

NLEDC, L.P.
Los Angeles, CA (43)                    September 1994           100%       100%       100%        98%       95%

Creative Choice
Homes VI, Ltd.
Miami, FL (102)                         September 1994           100%       100%       100%       100%       98%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)                   September 1994           100%       100%        99%        97%       95%

Clear Horizons
Limited Partnership
Shreveport, LA (84)                     December 1994             95%        99%        98%        96%       90%

Neptune Venture, L.P.
Neptune Township, NJ (99)               April 1995               100%       100%        97%        99%       98%

Affordable Green Associates L.P.
New York, NY (41)                       April 1995               100%       100%       100%       100%      100%

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). Under the terms of the Development and Operating Deficit Guarantees, amounts funded have been treated as Operating Loans which will not bear interest and which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners are required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner agrees to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without right of repayment. In cases where the General Partner deems it appropriate, the obligations of a Local General Partner under the Development Deficit (all of which have expired as of March 31, 2002), Operating Deficit (all current operating deficits expire within the next year) and/or Rent-Up Guarantees (all rent-up deficit guarantees have expired as of March 31, 2002) are secured by letters of credit and/or cash escrow deposits.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2002, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of March 31, 2002, the Partnership has approximately 3,425 registered holders of an aggregate of 58,928 BACs.

All of the Partnership's general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2002. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

                                                            Year Ended March 31,
                                ----------------------------------------------------------------------------
OPERATIONS                          2002            2001            2000            1999            1998
----------                      ------------    ------------    ------------    ------------    ------------
Revenues                        $  9,013,667    $  8,662,312    $  8,211,451    $  7,932,980    $  7,905,546
Operating expenses               (13,154,549)    (13,480,310)    (13,137,023)    (12,665,156)    (13,202,649)
Loss on impairment of
  assets                                   0               0               0               0      (3,925,514)
                                ------------    ------------    ------------    ------------    ------------

Loss before minority interest     (4,140,882)     (4,817,998)     (4,925,572)     (4,732,176)     (9,222,617)
Minority interest in loss of
  subsidiaries                         8,204          11,423          10,908          11,063          10,710
                                ------------    ------------    ------------    ------------    ------------

Net loss                        $ (4,132,678)   $ (4,806,575)   $ (4,914,664)   $ (4,721,113)   $ (9,211,907)
                                ============    ============    ============    ============    ============

Net loss per weighted           $     (69.43)   $     (80.75)   $     (82.57)   $     (79.32)   $    (154.76)
  average BAC                   ============    ============    ============    ============    ============

                                                                  March 31,
                                --------------------------------------------------------------------------
FINANCIAL POSITION                  2002            2001            2000           1999           1998
------------------              ------------    ------------    ------------   ------------   ------------
Total assets                    $ 90,796,504    $ 93,702,404    $ 96,634,527   $ 99,844,837   $103,971,047
                                ============    ============    ============   ============   ============

Total liabilities               $ 74,604,701    $ 73,295,501    $ 71,338,864   $ 69,550,289   $ 68,811,891
                                ============    ============    ============   ============   ============

Minority interest               $    (96,595)   $    (14,173)   $     68,012   $    152,233   $    295,728
                                ============    ============    ============   ============   ============

Total partners' capital         $ 16,288,398    $ 20,421,076    $ 25,227,651   $ 30,142,315   $ 34,863,428
                                ============    ============    ============   ============   ============

During the years ended March 31, 2002, 2001 and 2000, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment. During the year ended March 31, 1998, total assets decreased primarily due to depreciation, loss on impairment of assets and the repayments of amounts due to Local General Partners and affiliates, partially offset by improvements to property and equipment.

CASH DISTRIBUTIONS
The Partnership has made no distributions to the BACs holders as of March 31, 2002.

                  Selected Quarterly Financial Data (Unaudited)

                                                                         Quarter Ended
                                    ----------------------------------------------------------------------------------------
OPERATIONS                             June 30, 2001       September 30, 2001      December 31, 2001        March 31, 2002
----------                          -------------------    -------------------    -------------------    -------------------
Revenues                            $         2,147,369    $         2,171,907    $         2,185,549    $         2,508,842

Operating expenses                            3,264,363              3,173,468              3,374,088              3,342,630
                                    -------------------    -------------------    -------------------    -------------------

Loss before minority interest       $        (1,116,994)   $        (1,001,561)   $        (1,188,539)   $          (833,788)

Minority interest in loss of                      3,538                  2,808                  2,417                   (559)
  subsidiaries                      -------------------    -------------------    -------------------    -------------------

Net loss                            $        (1,113,456)   $          (998,753)   $        (1,186,122)   $          (834,347)
                                    ===================    ===================    ===================    ===================

Net loss per weighted               $            (18.71)   $            (16.78)   $            (19.92)   $            (14.02)
  average BAC                       ===================    ===================    ===================    ===================

                                                                         Quarter Ended
                                    ----------------------------------------------------------------------------------------
OPERATIONS                             June 30, 2000       September 30, 2000      December 31, 2000        March 31, 2001
----------                          -------------------    -------------------    -------------------    -------------------
Revenues                            $         2,097,933    $         2,103,477    $         2,123,825    $         2,337,077

Operating expenses                            3,226,225              3,197,940              3,450,331              3,605,814
                                    -------------------    -------------------    -------------------    -------------------

Loss before minority interest       $        (1,128,292)   $        (1,094,463)   $        (1,326,506)   $        (1,268,737)

Minority interest in loss of                      3,010                  3,893                  3,092                  1,428
  subsidiaries                      -------------------    -------------------    -------------------    -------------------

Net loss                            $        (1,125,282)   $        (1,090,570)   $        (1,323,414)   $        (1,267,309)
                                    ===================    ===================    ===================    ===================

Net loss per weighted               $            (18.90)   $            (18.33)   $            (22.23)   $            (21.29)
  average BAC                       ===================    ===================    ===================    ===================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.

Through March 31, 2002, the Partnership has invested all of the net proceeds in fifteen Local Partnerships of which approximately $503,000 remains to be paid (including approximately $244,000 being held in escrow).

For the Fiscal Year ended March 31, 2002, cash and cash equivalents for the Partnership and its fifteen consolidated Local Partnerships increased approximately $339,000. This increase was due to cash provided by operating activities ($992,000) and a decrease in cash held in escrow relating to investing activities ($72,000) which exceeded improvements to property and equipment ($336,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($18,000), principal payments of mortgage notes ($297,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($74,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($3,501,000).

At March 31, 2002, there is a balance of approximately $159,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2002, 2001 and 2000, amounts received from operations of the Local Partnerships were approximately $71,000, $68,000 and $70,000, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $2,247,000 and $1,751,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively (see Note 8). Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

The Partnership has negotiated Operating Deficit Guaranty Agreements with all Local Partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, of which $4,840,000 has expired as of March 31, 2002. As of March 31, 2002, $374,626 has been funded under the Operating Deficit Guaranty agreements. All current Operating Deficit Guarantees expire within the next year. Management does not expect their expiration to have a material impact on liquidity based on prior years' fundings.

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

Through March 31, 2002, the Partnership has recorded approximately $3,926,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively).

The net loss for the 2001, 2000 and 1999 Fiscal Years totaled $4,132,678, $4,806,575 and $4,914,664, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,746,267, $8,728,115 and $8,728,115 of Housing Tax Credits during the 2001,
2000 and 1999 tax years, respectively.

2002 VS. 2001
The Partnership's results of operations for the 2001 and 2000 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the year ended March 31, 2002 as compared to 2001 primarily due to rental rate increases.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 2% for the year ended March 31, 2002 as compared to 2001.

Operating decreased approximately $126,000 for the year ended March 31, 2002 as compared to 2001 primarily due to decreased electrical and water charges at one Local Partnership for the year ended March 31, 2002.

2000 VS. 1999
The Partnership's results of operations for the 2000 and 1999 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

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

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

CLEAR HORIZONS LIMITED PARTNERSHIP
At December 31, 2001, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by over $162,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2001, is $164,908 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2001.

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

Item 8. Financial Statements and Supplementary Data.

                                                                                        Sequential
                                                                                           Page
                                                                                        ----------
(a)1.   Consolidated Financial Statements

        Independent Auditors' Report                                                        15

        Consolidated Balance Sheets at March 31, 2002 and 2001                              52

        Consolidated Statements of Operations for the Years Ended March 31,
        2002, 2001 and 2000                                                                 53

        Consolidated Statements of Changes in Partners' Capital (Deficit)
        for the Years Ended March 31, 2002, 2001 and 2000                                   54

        Consolidated Statements of Cash Flows for the Years Ended March 31,
        2002, 2001 and 2000                                                                 55

        Notes to Consolidated Financial Statements                                          57

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twelve (Fiscal 2001) and fifteen (Fiscal 2000 and 1999) subsidiary partnerships whose losses aggregated $2,471,026, $4,013,266 and $4,170,745 for the 2001, 2000 and 1999
Fiscal Years, respectively, and whose assets constituted 68% and 97% of the Partnership's assets at March 31, 2002 and 2001, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP



New York, New York
June 13, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheet of Lincoln Renaissance as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lincoln Renaissance for the year ended December 31, 2000, were audited by other auditors whose report, dated January 16, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 1, 2002

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

Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership (an Illinois limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS, the Illinois Housing Development Authority's FINANCIAL REPORTING AND AUDIT GUIDELINES FOR MORTGAGORS OF MULTIFAMILY HOUSING DEVELOPMENTS, and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 11, 2002, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and reports dated February 11, 2002, on its compliance with specific requirements applicable to major HUD and IHDA-assisted programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
February 11, 2002

EIN 36-4025026
Engagement Partner: Paul H.  Wieland

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

/s/ Wieland & Company, Inc.

Batavia, Illinois
February 2,2001

EIN 36-4025026

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT


To the Partners
Mansion Court Associates

We have audited the accompanying balance sheet of Mansion Court Associates as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Mansion Court Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 27, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 1, 2002

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

/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 27, 2001

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT


To the Partners                           Virginia Housing Development Authority
DERBY RUN ASSOCIATES, L.P.                601 South Belvidere Street
(A Virginia Limited Partnership)          Richmond, Virginia 23320
Virginia Beach, Virginia


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partinrship) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DERBY RUN ASSOCIATES, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity and accounting principles generally accepted in the United States and America.

The accompanying supplementary information shown on pages 14 - 20, is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Our audits were made for the purpose of forming an opinion on the basic financial statements referred to above. The Partnership's management has elected to disclose certain information relating to the low-income housing tax credits allocated to the Partnership as described in Note 7 to the financial statements which are not required to be disclosed in accordance with auditing standards generally accepted in the United States of America. Such disclosures have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on them.


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virgina
January 17, 2002

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

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheet of Tasker Village Associates as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Tasker Village Associates for the year ended December 31, 2000, were audited by other auditors whose report, dated January 19, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing stardards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 8, 2002

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

[Letter of CLIFFORD R. BENN]


INDEPENDENT AUDITOR'S REPORT


General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2001 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit include examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marth Bryant Manor, L.P. at December 31, 2001 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/ Clifford R. Benn
February 26, 2002
Carson, California

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



/s/ Clifford R. Benn
Carson, California
February 23, 2000

[Letterhead of MARVIN D. MASON]



To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with general accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's general partners, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2001 and 2000, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with general accepted accounting principles.




/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
March 1, 2002

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

Letterhead of CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2001 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2001 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles.


/s/ Clifford R. Benn
February 22, 2002
Carson, California

Letterhead of CLIFFORD R. BENN]

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


/s/Clifford R. Benn, C.P.A.
Carson, California
February 6, 2001

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

/s/ Clifford R. Benn, C.P.A.
Carson, California
February 17, 2000

[Letterhead of ROBERT J. PACHECO, CPA]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

We have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2001, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In accordance with GOVERNMENT AUDITING STANDARDS AND THE CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U. S. Department of Housing and Urban Development, we have also issued reports dated March 11, 2002, on our consideration of the Partnership's internal control, on its compliance with specific requirements applicable to nonmajor HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


/s/ Robert J. Pacheco, CPA
Pasadena, California
March 11, 2002

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

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, I have also issued reports dated March 25, 2000, on my consideration of the Partnership's internal control, on its compliance with specific requirements applicable to nonmajor HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 2000

[Letterhead of CHARLES P. BENEDICT, CPA]

Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. as of December 31, 2001, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. at December 31, 2001, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Charles P. Benedict, CPA
Monrovia, California
February 28, 2002

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

/s/ Suarez Accountancy Corporation
San Pedro, California
February 3, 2000

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 2001, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2001 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2001 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS and the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated February 8, 2002 on our consideration of Clear Horizons Limited Partnership's internal control, and reports dated February 8, 2002, on its compliance with laws and regulations, compliance with specific requirements applicable to Affirmative Fair Housing, and compliance with specific requirements applicable to major HUD-assisted programs. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W.  Hedgepeth
February 8, 2002

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


/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 31, 2001

[Letterhead of LAWLOR, O'BRIEN & CHERVENAK, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2001 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2001 and the results of its operations, changes in partners' capital, and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 27, 2002

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



/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2000

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                          March 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 ------------    ------------
Property and equipment net, less accumulated
  depreciation (Notes 2, 4 and 7)                                 $85,521,083     $88,660,220
Cash and cash equivalents (Notes 2, 3 and 10)                       1,294,481         955,245
Cash held in escrow (Notes 3 and 5)                                 3,075,317       3,159,671
Deferred costs, less accumulated amortization (Notes 2 and 6)         245,678         271,203
Other assets                                                          659,945         656,065
                                                                 ------------    ------------

                                                                  $90,796,504     $93,702,404
                                                                 ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                   $58,083,474     $58,380,249
Accounts payable and other liabilities                              1,377,788       1,624,228
Accrued interest                                                   10,577,930       9,169,355
Due to local general partners and affiliates (Note 8)               1,750,401       1,917,650
Due to general partner and affiliates (Note 8)                      2,815,108       2,204,019
                                                                 ------------    ------------

                                                                   74,604,701      73,295,501
                                                                 ------------    ------------

Minority interests                                                    (96,595)        (14,173)
                                                                 ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners
  (58,928 BACs issued and outstanding)                             16,649,464      20,740,815
General partner                                                      (361,066)       (319,739)
                                                                 ------------    ------------

Total partners' capital (deficit)                                  16,288,398      20,421,076
                                                                 ------------    ------------

Total liabilities and partners' capital (deficit)                 $90,796,504     $93,702,404
                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                             ---------------------------------------------
                                                 2002            2001            2000
                                             ------------    ------------    ------------
Revenues

Rental income                                 $ 8,519,231     $ 8,188,745     $ 7,940,677
Other income                                      494,436         473,567         270,774
                                             ------------    ------------    ------------
                                                9,013,667       8,662,312       8,211,451
                                             ------------    ------------    ------------
Expenses
General and administrative                      2,088,577       2,122,880       2,104,328
General and administrative-related parties
  (Note 8)                                        969,639         985,786         930,809
Repairs and maintenance                         1,802,164       1,912,478       1,868,271
Operating                                         954,117       1,080,429         881,623
Taxes                                             724,587         777,497         742,492
Insurance                                         463,831         429,540         408,695
Financial, principally interest                 2,650,875       2,663,042       2,616,748
Depreciation and amortization                   3,500,759       3,508,658       3,584,057
                                             ------------    ------------    ------------
Total expenses                                 13,154,549      13,480,310      13,137,023
                                             ------------    ------------    ------------

Loss before minority interest                  (4,140,882)     (4,817,998)     (4,925,572)

Minority interest in loss of subsidiary
  partnerships                                      8,204          11,423          10,908
                                             ------------    ------------    ------------

Net loss                                      $(4,132,678)    $(4,806,575)    $(4,914,664)
                                             ============    ============    ============

Net loss - limited partners                   $(4,091,351)    $(4,758,509)    $(4,865,517)
                                             ============    ============    ============

Number of BACs outstanding                         58,928          58,928          58,928
                                             ============    ============    ============

Net loss per BAC                              $    (69.43)    $    (80.75)    $    (82.57)
                                             ============    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                Limited          General
                                                  Total         Partners         Partner
                                              ------------    ------------    ------------
Partners' capital (deficit)-April 1, 1999      $30,142,315     $30,364,841       $(222,526)

Net loss                                        (4,914,664)     (4,865,517)        (49,147)
                                              ------------    ------------    ------------

Partners' capital (deficit)-March 31, 2000      25,227,651      25,499,324        (271,673)

Net loss                                        (4,806,575)     (4,758,509)        (48,066)
                                              ------------    ------------    ------------

Partners' capital (deficit)-March 31, 2001      20,421,076      20,740,815        (319,739)

Net loss                                        (4,132,678)     (4,091,351)        (41,327)
                                              ------------    ------------    ------------
Partners capital (deficit) - March 31, 2002    $16,288,398     $16,649,464       $(361,066)
                                              ============    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   Year Ended March 31,
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                               $ (4,132,678)   $ (4,806,575)   $ (4,914,664)
                                                       ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
Depreciation and amortization                             3,500,759       3,508,658       3,584,057
Minority interest in loss of subsidiary partnerships         (8,204)        (11,423)        (10,908)
(Increase) decrease in assets:
Cash held in escrow                                          12,106         (70,294)        (57,052)
Other assets                                                 (3,880)         39,678          61,712
Increase (decrease) in liabilities:
Accounts payable and other liabilities                     (246,440)        196,965         123,058
Accrued interest                                          1,408,575       1,409,807       1,310,230
Increase in due to local general partners
  and affiliates                                             20,166          73,945          74,139
Decrease in due to local general partners
  and affiliates                                           (169,418)        (46,492)        (48,671)
Due to general partner and affiliates                       611,089         683,558         669,041
                                                       ------------    ------------    ------------
Total adjustments                                         5,124,753       5,784,402       5,705,606
                                                       ------------    ------------    ------------

Net cash provided by operating activities                   992,075         977,827         790,942
                                                       ------------    ------------    ------------

Cash flows from investing activities:
Improvements to property and equipment                     (336,097)       (291,814)       (179,287)
Decrease in cash held in escrow                              72,248        (266,064)       (279,151)
Increase in due to local general partners
  and affiliates                                              1,570           4,693          53,152
Decrease in due to local general partners
  and affiliates                                            (51,364)              0         (20,000)
                                                       ------------    ------------    ------------

Net cash used in investing activities                      (313,643)       (553,185)       (425,286)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
Principal payments of mortgage notes                       (296,775)       (373,073)       (352,280)
Increase in due to local general partners
  and affiliates                                             31,797           8,434          37,914
Decrease in due to local general partners
  and affiliates                                                  0          (1,200)        (58,008)
Increase in deferred costs                                        0          (4,270)              0
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest            (74,218)        (70,762)        (73,313)
                                                       ------------    ------------    ------------

Net cash used in financing activities                      (339,196)       (440,871)       (445,687)
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                               339,236         (16,229)        (80,031)

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                   Year Ended March 31,
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
Cash and cash equivalents at beginning of year              955,245         971,474       1,051,505
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year                 $1,294,481      $  955,245      $  971,474
                                                       ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                   $1,217,349      $1,686,071      $1,281,921
                                                       ============    ============    ============



See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 2002.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $26,000, $30,000 and $32,000 for the years ended March 31, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2002, distributions to several minority interests have exceeded their investments.

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

Through March 31, 2002, the Partnership has recorded a loss on impairment of assets of approximately $3,926,000.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

CASH AND CASH EQUIVALENTS AND CASH HELD IN ESCROW
The carrying amount approximates fair value.

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                           March 31, 2002              March 31, 2001
                                     -------------------------   -------------------------
                                       Carrying                   Carrying
                                        Amount     Fair Value      Amount      Fair Value
                                     -----------   -----------   -----------   -----------
Mortgage notes payable for
 which it is:
Practicable to estimate fair value   $23,204,388   $20,441,975   $25,755,018   $22,618,825
Not practicable                      $34,879,086             *   $32,625,231             *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                 March 31,                   Estimated
                                    -----------------------------------     Useful Lives
                                       2002                 2001              (Years)
                                    -------------         -------------     ------------
Land                                 $  6,228,836          $  6,228,836           -
Building and improvements             101,368,418           101,059,452         10-40
Furniture and fixtures                  1,165,945             1,138,814          5-10
                                    -------------         -------------
                                      108,763,199           108,427,102
Less:  Accumulated depreciation       (23,242,116)          (19,766,882)
                                    -------------         -------------
                                     $ 85,521,083          $ 88,660,220
                                    =============         =============

Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2002 and 2001, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 2002 and 2001. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2002, 2001 and 2000 amounted to $3,475,234, $3,482,114 and $3,452,322, respectively.

During Fiscal Year 2000, $3,520 of accumulated depreciation was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                March 31,
                                         -----------------------
                                            2002         2001
                                         ----------   ----------
Purchase price payments*                 $  244,024   $  631,000
Real estate taxes, insurance and other    1,094,792    1,106,898
Reserve for replacements (Note 7)         1,736,501    1,421,773
                                         ----------   ----------

                                         $3,075,317   $3,159,671
                                         ==========   ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                               March 31,
                                     ------------------------------
                                        2002                2001             Period
                                     ----------         -----------        -----------
Financing costs                      $  361,409         $   361,409             *
Other                                    33,703              33,703          various
                                     ----------         -----------
                                        395,112             395,112
Less:  Accumulated amortization        (149,434)           (123,909)
                                     ----------         -----------

                                     $  245,678         $   271,203
                                     ==========         ===========

*Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2002, 2001 and 2000 amounted to $25,525, $26,544 and $73,211, respectively. During the 2000 Fiscal Year, $14,552 of deferred costs were written off and $10,169 of accumulated amortization was written off.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $155,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $4,575,674 and $4,788,548 at December 31, 2001 and 2000, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending            Amount
------------------         -----------
2002                       $   481,007
2003                           521,365
2004                           559,174
2005                           604,624
2006                           652,849
Thereafter                  55,264,455
                            ----------
                           $58,083,474
                           ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

The General Partner and its affiliates perform services for the Partnership. The costs incurred for the years ended March 31, 2002, 2001 and 2000 are as follows:

A) Guarantees

The Partnership has negotiated Operating Deficit Guaranty Agreements with all subsidiary partnerships by which the Local General Partners have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreements vary for each subsidiary partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date. The gross amount of the Operating Deficit Guarantees aggregates approximately $5,670,000, of which $4,840,000 has expired at March 31, 2002. As of March 31, 2002, $374,626 has been funded under the Operating Deficit Guaranty agreements. Amounts funded under such agreements are treated as noninterest bearing loans, which will be repaid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

B) Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2002, 2001 and 2000 were as follows:

                                                  Year Ended March 31,
                                             ------------------------------
                                               2002       2001       2000
                                             --------   --------   --------
Partnership management fees (a)              $546,000   $546,000   $546,000
Expense reimbursement (b)                     110,132    137,612     97,485
Local administrative fees (d)                  32,500     32,500     25,000
                                             --------   --------   --------
Total general and administrative-
General Partner                               688,632    716,112    668,485
                                             --------   --------   --------
Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                          281,007    269,674    262,324
                                             --------   --------   --------
Total general and administrative-
related parties                              $969,639   $985,786   $930,809
                                             ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,247,000 and $1,751,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $407,000 and $297,000 were accrued and unpaid as of March 31, 2002 and 2001, respectively.

(c) Property management fees incurred by subsidiary partnerships amounted to $621,561, $606,572 and $578,531 for the years ended March 31, 2002, 2001 and
2000, respectively. Of these fees $281,007, $269,674 and $262,324 were earned by affiliates of the Local General Partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

C) Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2002 and 2001 consists of the following:

                                                     March 31,
                                              -----------------------
                                                 2002         2001
                                              ----------   ----------
Operating deficit advances                    $  144,150   $  144,150
Operating advances                                 5,000        5,000
Development fee payable                          825,950      830,950
Construction costs payable                       356,571      401,365
Management and other operating advances (*)      418,730      536,185
                                              ----------   ----------

                                              $1,750,401   $1,917,650
                                              ==========   ==========

(*) Includes loans from Local General Partners and affiliates totaling $83,141 and $78,670, respectively, bearing interest at 11%.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                 Year Ended December 31,
                                                      --------------------------------------------
                                                          2001            2000            1999
                                                      ------------    ------------    ------------
Financial statement net loss                           $(4,132,678)    $(4,806,575)    $(4,914,664)

Differences  between  depreciation and amortization
expense records for financial  reporting  purposes
and the accelerated costs recovery
system utilized for income tax purposes                   (748,215)       (587,944)       (795,344)

Tax exempt interest income                                  (8,680)        (13,926)        (10,340)

Differences resulting from parent company
having a different fiscal year for income tax and
financial reporting purposes                                53,481         (30,780)        (33,716)

Other, including accruals for financial reporting
not deductible for tax purposes until paid                 103,406          73,390         304,440
                                                      ------------    ------------    ------------

Net loss as shown on the income tax return for
the calendar year ended                                $(4,732,686)    $(5,365,835)    $(5,449,624)
                                                      ============    ============    ============

NOTE 10 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

CLEAR HORIZONS LIMITED PARTNERSHIP
At December 31, 2001, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by over $162,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2001 is $164,908 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2001.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2002, uninsured cash and cash equivalents approximated $1,037,000.

c) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2001, 2000 and 1999 tax years, Housing Tax Credits of $8,746,267, $8,728,115 and $8,728,115 were generated, respectively.

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

Name                                Position
----                                --------
Stephen M. Ross                     Director

Michael Brenner                     President and Chief Executive Officer

Alan P. Hirmes                      Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 62, is also President, Director and shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 56, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 41, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 39, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 1, 2002, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of June 1, 2002, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                         Sequential
                                                                                            Page
                                                                                         ----------
(a)1.    CONSOLIDATED FINANCIAL STATEMENTS

         Independent Auditors' Report                                                        15

         Consolidated Balance Sheets at March 31, 2002 and 2001                              52

         Consolidated Statements of Operations for the Years Ended March 31,
         2002, 2001 and 2000                                                                 53

         Consolidated Statements of Changes in Partners' Capital (Deficit)
         for the Years Ended March 31, 2002, 2001 and 2000                                   54

         Consolidated Statements of Cash Flows for the Years Ended March 31,
         2002, 2001 and 2000                                                                 55

         Notes to Consolidated Financial Statements                                          57

(a)2.    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report                                                        76

         Schedule I - Condensed Financial Information of Registrant                          77

         Schedule III - Real Estate and Accumulated Depreciation                             80


         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a)3.    EXHIBITS

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

(21)     Subsidiaries of the Registrant                                                   73

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)



                                By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    General Partner


                                By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                    General Partner



Date:  June 17, 2002                By: /s/ Michael Brenner
                                        -------------------
                                        Michael Brenner
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                                 Title                                           Date
-----------------------             --------------------------------------------         ---------------
                                    President and Chief Executive
/s/ Michael Brenner                 Officer (principal executive
-------------------                 officer) of Related Independence
Michael Brenner                     Associates Inc.                                      June 17, 2002



                                    Senior Vice President
/s/ Alan P. Hirmes                  (principal financial officer) of Related
------------------                  Independence Associates Inc.                         June 17, 2002
Alan P. Hirmes



/s/ Glenn F. Hopps                  Treasurer (principal accounting
------------------                  officer) of Related Independence
Glenn F. Hopps                      Associates Inc.                                      June 17, 2002



/s/ Stephen M. Ross
-------------------                 Director of Related Independence
Stephen M. Ross                     Associates Inc.                                      June 17, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 11, 2002 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and
Schedule III at March 31, 2002. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 13, 2002

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)




                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                     March 31,
                                                            ---------------------------
                                                                2002           2001
                                                            ------------   ------------
Cash and cash equivalents                                    $   418,105    $   511,088
Cash held in escrow                                              244,024        631,000
Investment in subsidiary partnerships                         23,815,525     26,134,022
Other assets                                                      34,293         34,293
                                                            ------------   ------------

Total assets                                                 $24,511,947    $27,310,403
                                                            ============   ============

                        LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates                        $ 2,637,308    $ 2,034,819

Other liabilities                                                  5,957          5,950
                                                            ------------   ------------

Total liabilities                                              2,643,265      2,040,769

Partners' capital                                             21,868,682     25,269,634
                                                            ------------   ------------

Total liabilities and partners' capital                      $24,511,947    $27,310,403
                                                            ============   ============

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)




                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Year Ended March 31,
                                                --------------------------------------------
                                                    2002            2001            2000
                                                ------------    ------------    ------------
Revenues

Other income                                     $     8,258     $    79,493     $    37,090
                                                ------------    ------------    ------------

Total revenues                                         8,258          79,493          37,090
                                                ------------    ------------    ------------

Expenses

Administrative and management                        118,912         110,380          56,840
Administrative and management-related parties        656,132         683,612         643,845
                                                ------------    ------------    ------------

Total expenses                                       775,044         793,992         700,685
                                                ------------    ------------    ------------

Loss from operations                                (766,786)       (714,499)       (663,595)

Equity in loss of subsidiary partnerships         (2,634,166)     (3,028,043)     (3,933,072)
                                                ------------    ------------    ------------

Net loss                                         $(3,400,952)    $(3,742,542)    $(4,596,667)
                                                ============    ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   Year Ended March 31,
                                                       --------------------------------------------
                                                           2002            2001            2000
                                                       ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                $(3,400,952)    $(3,742,542)    $(4,596,667)
                                                       ------------    ------------    ------------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 2,634,166       3,028,043       3,933,072

Increase (decrease) in liabilities:

Due to general partners and affiliates                      602,489         651,858         644,041
Other liabilities                                                 7            (490)        (16,629)
                                                       ------------    ------------    ------------

Total adjustments                                         3,236,662       3,679,411       4,560,484
                                                       ------------    ------------    ------------

Net cash used in operating activities                      (164,290)        (63,131)        (36,183)
                                                       ------------    ------------    ------------

Cash flows from investing activities:

Investment in subsidiary partnerships                      (386,976)              0               0
Increase in other assets                                          0               0          43,815
Decrease in cash held in escrow -
  purchase price adjustments                                386,976               0               0
                                                       ------------    ------------    ------------

Net cash provided by investing activities                         0               0          43,815
                                                       ------------    ------------    ------------

Net cash provided by financing activities:

Distributions from subsidiary partnerships                   71,307          67,988          70,438
                                                       ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents        (92,983)          4,857          78,070

Cash and cash equivalents, beginning of year                511,088         506,231         428,161
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                  $   418,105     $   511,088     $   506,231
                                                       ============    ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002

                                                              Initial Cost to Partnership     Cost Capitalized
                                                             ------------------------------    Subsequent to
                                                                            Buildings and       Acquisition:
           Description                        Encumbrances       Land       Improvements        Improvements
-------------------------------------------   ------------   -----------   ----------------   ----------------
Apartment Complexes
Lincoln Renaissance
   Reading, PA                                 $ 2,553,000    $        0        $ 5,240,173        $   238,372
United Germano Millgate Limited Partnership
   Chicago, IL                                   9,688,786       580,000          6,070,477         10,929,605
Mansion Court Associates
   Philadelphia, PA                              1,505,862        19,072          3,224,984            230,564
Derby Run Associates L.P.
   Hampton, VA                                   4,432,619       407,410          3,069,628          4,555,191
Renaissance Plaza Assoc
   Baltimore, MD                                 6,682,094       684,255          9,840,170          4,421,290
Tasker Village
   Philadelphia, PA                              1,784,881        18,235                  0          3,932,223
Martha Bryant Manor, L.P.
   Los Angeles, CA                               7,684,487       966,577                  0         10,616,934
Colden Oaks Limited Partnership
   Los Angeles, CA                               5,456,156       922,790                  0          2,084,798
Brynview Terrace Limited Partnership
   Los Angeles, CA                               1,006,766       175,943                  0          1,439,631
NLEDC, L.P.
   Los Angeles, CA                               4,292,956       624,000                  0          5,884,672
Creative Choice Homes VI Ltd.
   Miami, FL                                     3,521,305       650,072             13,134          5,393,187
P&P Homes for the Elderly, L.P.
   Los Angeles, CA                               6,311,243             0                  0          9,952,588
Clear Horizons Limited Partnership
   Shreveport, LA                                  960,000        15,304          2,058,729            190,121
Neptune Venture L.P.
   Neptune Township, NJ                                  0       460,631         10,151,873            137,309
Affordable Green Associates L.P.
   New York, NY                                  2,203,319        20,500          3,506,961             35,796
                                              ------------   -----------   ----------------   ----------------

                                               $58,083,474    $5,544,789        $43,176,129        $60,042,281
                                              ============   ===========   ================   ================


                                              Gross Amount At Which Carried At Close of Period
                                              ------------------------------------------------
                                                             Buildings and                         Accumulated
           Description                           Land         Improvements          Total          Depreciation
-------------------------------------------   -----------   ----------------   ---------------   ----------------
Apartment Complexes
Lincoln Renaissance
   Reading, PA                                  $   5,373       $  5,473,172      $  5,478,545        $ 1,128,971
United Germano Millgate Limited Partnership
   Chicago, IL                                    585,374         16,994,708        17,580,082          6,242,270
Mansion Court Associates
   Philadelphia, PA                                25,095          3,449,525         3,474,620            700,059
Derby Run Associates L.P.
   Hampton, VA                                    409,771          7,622,458         8,032,229          1,595,334
Renaissance Plaza Assoc
   Baltimore, MD                                  686,616         14,259,099        14,945,715          2,556,415
Tasker Village
   Philadelphia, PA                                20,596          3,929,862         3,950,458            755,007
Martha Bryant Manor, L.P.
   Los Angeles, CA                                968,938         10,614,573        11,583,511          2,098,970
Colden Oaks Limited Partnership
   Los Angeles, CA                                925,151          2,082,437         3,007,588            793,358
Brynview Terrace Limited Partnership
   Los Angeles, CA                                178,304          1,437,270         1,615,574            288,658
NLEDC, L.P.
   Los Angeles, CA                                626,361          5,882,311         6,508,672          1,234,322
Creative Choice Homes VI Ltd.
   Miami, FL                                      652,433          5,403,960         6,056,393          1,408,774
P&P Homes for the Elderly, L.P.
   Los Angeles, CA                                642,360          9,310,228         9,952,588          1,397,785
Clear Horizons Limited Partnership
   Shreveport, LA                                  17,665          2,246,489         2,264,154            625,066
Neptune Venture L.P.
   Neptune Township, NJ                           462,465         10,287,348        10,749,813          1,578,209
Affordable Green Associates L.P.
   New York, NY                                    22,334          3,540,923         3,563,257            838,918
                                              -----------   ----------------   ---------------   ----------------

                                               $6,228,836       $102,534,363      $108,763,199        $23,242,116
                                              ===========   ================   ===============   ================

                                                                                  Life On Which
                                                                                 Depreciation in
                                                  Year of                         Latest Income
                                                Construction/        Date         Statements is
           Description                           Renovation        Acquired       Computed(a)(b)
-------------------------------------------     -------------   --------------   ---------------
Apartment Complexes
Lincoln Renaissance
   Reading, PA                                      1993-94        Apr. 1993              20-40
United Germano Millgate Limited Partnership
   Chicago, IL                                      1993-94        Oct. 1993              10-25
Mansion Court Associates
   Philadelphia, PA                                 1993-94        Nov. 1993              20-40
Derby Run Associates L.P.
   Hampton, VA                                      1994-95        Feb. 1994                 40
Renaissance Plaza Assoc
   Baltimore, MD                                    1994-95        Feb. 1994               27.5
Tasker Village
   Philadelphia, PA                                 1994-95         May 1994                 40
Martha Bryant Manor, L.P.
   Los Angeles, CA                                  1994-95       Sept. 1994               27.5
Colden Oaks Limited Partnership
   Los Angeles, CA                                  1994-95       Sept. 1994                 31
Brynview Terrace Limited Partnership
   Los Angeles, CA                                  1994-95       Sept. 1994               27.5
NLEDC, L.P.
   Los Angeles, CA                                  1994-95       Sept. 1994               27.5
Creative Choice Homes VI Ltd.
   Miami, FL                                        1994-95       Sept. 1994                 40
P&P Homes for the Elderly, L.P.
   Los Angeles, CA                                  1994-95       Sept. 1994                 30
Clear Horizons Limited Partnership
   Shreveport, LA                                   1994-95        Dec. 1994               27.5
Neptune Venture L.P.
   Neptune Township, NJ                             1995-96        Apr. 1995                 40
Affordable Green Associates L.P.
   New York, NY                                     1995-96         May 1995                 27

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2002

                                         Cost of Property and Equipment                         Accumulated Depreciation
                                ------------------------------------------------     -----------------------------------------------
                                                                        Year Ended March 31,
                                ---------------------------------------------------------------------------------------------------
                                     2002             2001              2000              2002            2001             2000
                                --------------   --------------    --------------    -------------   --------------   -------------
Balance at beginning of period    $108,427,102     $108,138,808      $107,966,312      $19,766,882      $16,288,288     $12,842,757
Additions during period:
Improvements                           336,097          296,945           179,287
Depreciation expense                                                                     3,475,234        3,482,114       3,452,322

Deductions during period:
Dispositions                                 0           (8,651)           (6,791)               0           (3,520)         (6,791)
                                --------------   --------------    --------------    -------------   --------------   -------------

Balance at close of period        $108,763,199     $108,427,102      $108,138,808      $23,242,116      $19,766,882     $16,288,288
                                ==============   ==============    ==============    =============   ==============   =============

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