Form 10-Q
period 2002-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2002-08-12
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


     X      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002

                                       OR

            TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -------   EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   13-3646846
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


625 Madison Avenue, New York, New York                  10022
----------------------------------------            -------------------
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
                                   (Unaudited)

                                                   ===========      ===========
                                                     June 30,         March 31,
                                                       2002             2002
                                                   -----------      -----------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $24,105,934 and $23,242,116,
  respectively                                     $84,831,153      $85,521,083
Cash and cash equivalents                            1,309,683        1,294,481
Cash held in escrow                                  3,263,166        3,075,317
Deferred costs, net of accumulated
  amortization of $155,635 and
  $149,434, respectively                               239,477          245,678
Other assets                                           606,038          659,945
                                                   -----------      -----------

Total assets                                       $90,249,517      $90,796,504
                                                   ===========      ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ===========      ===========
                                                     June 30,         March 31,
                                                       2002             2002
                                                   -----------      -----------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $57,952,605      $58,083,474
  Accounts payable and other
   liabilities                                       1,575,243        1,377,788
  Accrued interest                                  10,657,892       10,577,930
  Due to local general partners and
   affiliates                                        1,901,742        1,750,401
  Due to general partner and
   affiliates                                        2,998,219        2,815,108
                                                   -----------      -----------

Total liabilities                                   75,085,701       74,604,701
                                                   -----------      -----------

Minority interest                                      (99,643)         (96,595)
                                                   -----------      -----------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                          15,634,774       16,649,464
  General partner                                     (371,315)        (361,066)
                                                   -----------      -----------

Total partners' capital (deficit)                   15,263,459       16,288,398
                                                   -----------      -----------

Total liabilities and partners'
  capital (deficit)                                $90,249,517      $90,796,504
                                                   ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2002             2001
                                                   ----------------------------
Revenues
Rental income                                      $ 2,152,999      $ 2,097,297
Other income                                            40,121           50,072
                                                   -----------      -----------

Total revenues                                       2,193,120        2,147,369
                                                   -----------      -----------

Expenses
General and administrative                             558,559          549,259
General and administrative-
  related parties (Note 2)                             244,982          246,160
Repairs and maintenance                                427,455          405,780
Operating                                              230,516          366,249
Taxes                                                  176,142          157,554
Insurance                                              122,223          124,041
Financial                                              591,211          582,304
Depreciation and amortization                          870,019          833,016
                                                   -----------      -----------

Total expenses                                       3,221,107        3,264,363
                                                   -----------      -----------

Loss before minority interest                       (1,027,987)      (1,116,994)
Minority interest in loss of subsidiary
  partnerships                                           3,048            3,538
                                                   -----------      -----------

Net loss                                           $(1,024,939)     $(1,113,456)
                                                   ===========      ===========

Net loss-limited
  partners                                         $(1,014,690)     $(1,102,321)
                                                   ===========      ===========

Number of BACs outstanding                              58,928           58,928
                                                   ===========      ===========

Net loss per BAC                                   $    (17.22)     $    (18.71)
                                                   ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                                   ============================================
                                                      Limited         General
                                      Total           Partners        Partner
                                   --------------------------------------------
Partners' capital
  (deficit) -

  April 1, 2002                    $16,288,398      $16,649,464    $   (361,066)

Net loss                            (1,024,939)      (1,014,690)        (10,249)
                                   -----------      -----------    ------------

Partners' capital
  (deficit) -
  June 30, 2002                    $15,263,459      $15,634,774    $   (371,315)
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


                                                   ============================
                                                        Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2002             2001
                                                   ----------------------------

Cash flows from operating activities:
Net loss                                           $(1,024,939)     $(1,113,456)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization                          870,019          833,016
Minority interest in loss of subsidiaries               (3,048)          (3,538)
Increase in accounts payable and
  other liabilities                                    197,455          290,880
Increase in accrued interest                            79,962           49,376
Increase in cash held in escrow                       (128,930)        (252,494)
Decrease in other assets                                53,907           84,307
Increase in due to local general
  partners and affiliates                               20,567           19,814
Decrease in due to local general
  partners and affiliates                              (38,423)         (71,915)
Increase in due to
  general partner and affiliates                       183,111          108,068
                                                   -----------      -----------
Total adjustments                                    1,234,620        1,057,514
                                                   -----------      -----------

Net cash provided by (used in)
  operating activities                                 209,681          (55,942)
                                                   -----------      -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                           (173,888)         (66,310)
Increase in cash held
  in escrow                                            (58,919)         (44,129)
Increase in due to local general
  partners and affiliates                              192,419          149,783
                                                   -----------      -----------
Net cash (used in) provided by
  investing activities                                 (40,388)          39,344
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                   ============================
                                                        Three Months Ended
                                                              June 30,
                                                   ----------------------------
                                                       2002             2001
                                                   ----------------------------

Cash flows from financing activities:
Principal payments of mortgage notes                  (130,869)         (81,365)
Increase in due to local general
  partner and affiliates                                     0            2,581
Decrease in due to local general
  partner and affiliates                               (23,222)               0
Decrease in capitalization of
  consolidated subsidies attributable
  to minority interest                                       0           (5,000)
                                                   -----------      -----------

Net cash used in financing activities                 (154,091)         (83,784)
                                                   -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                                      15,202         (100,382)
Cash and cash equivalents at
  beginning of period                                1,294,481          955,245
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 1,309,683      $   854,863
                                                   ===========      ===========


          See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $5,000 and $5,000 for the three months ended June 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2002 and the results of operations and its cash flows for the three months ended June 30, 2002 and 2001, respectively. However, the operating results for the three months ended June 30, 2002 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2002 and 2001 were as follows:

                                                          Three Months Ended
                                                               June 30,
                                                      -------------------------
                                                        2002             2001
                                                      -------------------------

Partnership management fees (a)                       $136,500         $136,500
Expense reimbursement (b)                               29,420           31,750
Local administrative fee (c)                             8,000            8,000
                                                      --------         --------
Total general and administrative-General Partner       173,920          176,250
                                                      --------         --------
Property management fees incurred to affili-
  ates of the subsidiary partnerships' general
  partners (d)                                          71,062           69,910
                                                      --------         --------
Total general and administrative-related
  parties                                             $244,982         $246,160
                                                      ========         ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,383,000 and $2,247,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

(d) Property management fees incurred by the Local Partnerships amounted to $147,335 and $151,238 for the three months ended June 30, 2002 and 2001, respectively. Of these fees, $71,062 and $69,910 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary source of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

As of June 30, 2002, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $503,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $244,000 being held in escrow).

For the three months ended June 30, 2002, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $15,000. This increase is due to cash provided by operating activities ($210,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($169,000) which exceeded improvements to property and equipment ($174,000), principal payments of mortgage notes ($131,000) and an increase in cash held in escrow relating to investing activities ($58,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($870,000).

At June 30, 2002, there was approximately $118,000 in the working capital reserves. For the three months ended June 30, 2002, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partners amounting to approximately $2,383,000 and $2,247,000 were accrued and unpaid as of June 30, 2002 and March 31, 2002, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2002 and 2001 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the three months ended June 30, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $10,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to decreases in interest rates earned on cash balances in 2002.

Total expenses, excluding operating and taxes, remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 2002 as compared to the corresponding period in 2001.

Operating expenses decreased approximately $136,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to a decrease in utility charges at one Local Partnership as well as an utility company refund received at another Local Partnership in 2002.

Taxes increased approximately $19,000 for the three months ended June 30, 2002 as compared to the corresponding period in 2001, primarily due to a tax refund received at one Local Partnership in 2001.


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

               (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

               (10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships*

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date: August 8, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      Senior Vice President
                      (principal financial officer)

Date:  August 8, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates L.P. and Related Independence Associates Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/ Michael Brenner

Michael Brenner
Chief Executive Officer
August 8, 2002

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates L.P. and Related Independence Associates Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


/s/ Alan P. Hirmes

Alan P. Hirmes
Chief Financial Officer
August 8, 2002