Form 10-Q
period 2002-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2002-11-01
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002

                                       OR

------- TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-3646846
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


625 Madison Avenue, New York, New York                    10022
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 ============      =============
                                                 September 30,       March 31,
                                                     2002              2002
                                                 ------------      -------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $24,971,552 and $23,242,116,
  respectively                                    $84,140,608       $85,521,083
Cash and cash equivalents                           1,367,053         1,294,481
Cash held in escrow                                 3,236,306         3,075,317
Deferred costs, net of accumulated
  amortization of $161,836 and
  $149,434, respectively                              233,276           245,678
Other assets                                          651,250           659,945
                                                  -----------       -----------

Total assets                                      $89,628,493       $90,796,504
                                                  ===========       ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 ============      =============
                                                 September 30,       March 31,
                                                     2002              2002
                                                 ------------      -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                         $ 57,859,030      $ 58,083,474
  Accounts payable and other
   liabilities                                      1,416,529         1,377,788
  Accrued interest                                 10,959,975        10,577,930
  Due to local general partners and
   affiliates                                       1,842,975         1,750,401
  Due to general partner and
   affiliates                                       3,148,570         2,815,108
                                                 ------------      ------------

Total liabilities                                  75,227,079        74,604,701
                                                 ------------      ------------

Minority interest                                    (101,941)          (96,595)
                                                 ------------      ------------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                         14,882,271        16,649,464
  General partner                                   (378,916)          (361,066)
                                                 ------------      ------------

Total partners' capital (deficit)                  14,503,355        16,288,398
                                                 ------------      ------------

Total liabilities and partners'
  capital (deficit)                              $ 89,628,493      $ 90,796,504
                                                 ============      ============

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                    ===========================     ===========================
                        Three Months Ended                Six Months Ended
                            September 30,                    September 30,
                    ---------------------------     ---------------------------
                        2002            2001           2002             2001
                    ---------------------------     ---------------------------

Revenues
Rental income       $  2,186,944    $ 2,105,721     $ 4,339,943     $ 4,203,018
Other income              48,571         66,186          88,692         116,258
                    ------------    -----------     -----------     -----------

Total revenues         2,235,515      2,171,907       4,428,635       4,319,276
                    ------------    -----------     -----------     -----------

Expenses
General and
  administrative         485,672        553,289       1,044,231       1,102,548
General and
  administrative-
  related parties
  (Note 2)               248,730        233,797         493,712         479,957
Repairs and
  maintenance            432,564        438,099         860,019         843,879
Operating                218,993        285,341         449,509         651,590
Taxes                    180,072        215,797         356,214         373,351
Insurance                115,616        101,425         237,839         225,466
Financial                444,451        451,335       1,035,662       1,033,639
Depreciation
  and amortization       871,819        894,385       1,741,838       1,727,401
                    ------------    -----------     -----------     -----------

Total expenses         2,997,917      3,173,468       6,219,024       6,437,831
                    ------------    -----------     -----------     -----------

Loss before
  minority interest     (762,402)    (1,001,561)     (1,790,389)     (2,118,555)
Minority interest
  in loss of subsidiary
  partnerships             2,298          2,808           5,346           6,346
                    ------------    -----------     -----------     -----------

Net loss            $   (760,104)   $  (998,753)    $(1,785,043)    $(2,112,209)
                    ============    ===========     ===========     ===========

Net loss-limited
partners            $   (752,503)   $  (988,766)    $(1,767,193)    $(2,091,087)
                    ============    ===========     ===========     ===========

Number of BACs
  outstanding             58,928         58,928          58,928          58,928
                    ============    ===========     ===========     ===========

Net loss per BAC    $     (12.77)   $    (16.78)    $    (29.99)    $    (35.49)
                    ============    ===========     ===========     ===========


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)


                               ================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               ------------------------------------------------

Partners' capital
  (deficit) -

  April 1, 2002                $ 16,288,398      $ 16,649,464      $   (361,066)

Net loss                         (1,785,043)       (1,767,193)          (17,850)
                               ------------      ------------      ------------

Partners' capital
  (deficit) -
  September 30, 2002           $ 14,503,355      $ 14,882,271      $   (378,916)
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

                                                     ==========================
                                                          Six Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2002            2001
                                                     --------------------------

Cash flows from operating activities:
Net loss                                             $(1,785,043)   $(2,112,209)
                                                     -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                          1,741,838      1,727,401
Minority interest in loss of subsidiaries                 (5,346)        (6,346)
(Decrease) increase in cash held in
  escrow                                                  75,092        (89,510)
Decrease in other assets                                   8,695         55,890
Increase in accounts payable and
  other liabilities                                       38,741        197,479
Increase in accrued interest                             382,045        306,096
Increase in due to local general
  partners and affiliates                                 27,269         17,596
Decrease in due to local general
  partners and affiliates                                (37,642)       (77,095)
Increase in due to
  general partner and affiliates                         333,462        263,542
                                                     -----------    -----------
Total adjustments                                      2,564,154      2,395,053
                                                     -----------    -----------

Net cash provided by operating
  activities                                             779,111        282,844
                                                     -----------    -----------
Cash flows from investing activities:
Improvements to property and
  equipment                                             (348,961)      (145,517)
Increase in cash held
  in escrow                                             (236,081)      (160,334)
Increase in due to local general
  partners and affiliates                                192,419        120,000
Decrease in due to local general
  partners and affiliates                                      0        (89,128)
                                                     -----------    -----------
Net cash used in investing activities                   (392,623)      (274,979)
                                                     -----------    -----------

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                     ==========================
                                                          Six Months Ended
                                                            September 30,
                                                     --------------------------
                                                        2002            2001
                                                     --------------------------

Cash flows from financing activities:
Principal payments of mortgage notes                    (224,444)      (190,469)
Decrease in due to local general
  partner and affiliates                                 (89,472)       (17,419)
                                                     -----------    -----------

Net cash used in financing activities                   (313,916)      (207,888)
                                                     -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                        72,572       (200,023)
Cash and cash equivalents at
  beginning of period                                  1,294,481        955,245
                                                     -----------    -----------
Cash and cash equivalents at
  end of period                                      $ 1,367,053    $   755,222
                                                     ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2002. All subsidiaries have fiscal quarters ending June 30, 2002. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $4,000 and $6,000 and $9,000 and $11,000 for the three and six months ended September 30, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2002, the results of operations for the three and six months ended September 30, 2002 and 2001, and cash flows for the six months ended September 30, 2002 and 2001, respectively. However, the operating results for the six months ended September 30, 2002 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2002 and 2001 were as follows:

                              =====================       =====================
                               Three Months Ended            Six Months Ended
                                  September 30,                September 30,
                              ---------------------       ---------------------
                                2002         2001           2002         2001
                              ---------------------       ---------------------

Partnership management
  fees (a)                    $136,500     $136,500       $273,000     $273,000
Expense reimbursement (b)       28,723       17,674         58,143       49,424
Local administrative fee (c)     8,000        8,000         16,000       16,000
                              --------     --------       --------     --------
Total general and admini-
  strative-General Partner     173,223      162,174        347,143      338,424
                              --------     --------       --------     --------
Property management fees
  incurred to affiliates of
  the subsidiary partner-
  ships' general partners (d)   75,507       71,623        146,569      141,533
                              --------     --------       --------     --------
Total general and admini-
  strative-related parties    $248,730     $233,797       $493,712     $479,957
                              ========     ========       ========     ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,520,000 and $2,247,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

(d) Property management fees incurred by the Local Partnerships amounted to $167,824 and $152,889 and $315,159 and $304,127 for the three and six months ended September 30, 2002 and 2001, respectively. Of these fees, $75,507 and $71,623 and $146,569 and $141,533 were incurred to affiliates of the subsidiary partnerships' general partners.


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

As of September 30, 2002, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $487,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $229,000 being held in escrow).

For the six months ended September 30, 2002, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $73,000. This increase is due to cash provided by operating activities ($779,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($103,000) which exceeded improvements to property and equipment ($349,000), principal payments of mortgage notes ($224,000) and an increase in cash held in escrow relating to investing activities ($236,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,742,000).

At September 30, 2002, there was approximately $90,000 in the working capital reserves. For the six months ended September 30, 2002, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partners amounting to approximately $2,520,000 and $2,247,000 were accrued and unpaid as of September 30, 2002 and March 31, 2002, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2002 and 2001 consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 3% for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $18,000 and $28,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to decreases in interest rates earned on cash balances at the Local Partnerships and Partnership level in 2002.

Administrative and management decreased approximately $68,000 and $58,000 for the three and six months ended September 30, 2002, as compared to the corresponding periods in 2001, primarily due to an underaccrual of salaries at one Local Partnership in the first quarter of 2001.

Operating expenses decreased approximately $66,000 and $202,000 for the three and six months ended September 30, 2002 as compared to the corresponding periods in 2001, primarily due to a decrease in utility charges at one Local Partnership as well as an utility company refund received at another Local Partnership in 2002.

Taxes decreased approximately $36,000 for the three months ended September 30, 2002 as compared to the corresponding period in 2001, primarily due to overaccrual of taxes at one Local Partnership in 2001.

Insurance increased approximately $14,000 and $12,000 for the three and six months ended September 30, 2002, as compared to the corresponding periods in 2001, primarily due to increased premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates, Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

               (10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships*

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

               * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

               **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

          (b)  Reports on Form 8-K

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


Date: October 30, 2002

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal financial officer)

Date:  October 30, 2002

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                  CERTIFICATION


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of RIAI:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   By: /s/ Michael Brenner
                                                       -------------------
                                                       Michael Brenner
                                                       Chief Executive Officer
                                                       October 30, 2002

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2002 of the Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of September 30, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of RIAI:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   By: /s/ Alan P. Hirmes
                                                       ------------------
                                                       Alan P. Hirmes
                                                       Chief Financial Officer
                                                       October 30, 2002

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.




By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Chief Executive Officer
     October 30, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     October 30, 2002