Form 10-Q
period 2002-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2003-01-30
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2002

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

                         PART 1 - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ===========       ===========
                                                   December 31,        March 31,
                                                      2002               2002
                                                   -----------       -----------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $25,837,005 and $23,242,116,
  respectively                                     $83,292,317       $85,521,083
Cash and cash equivalents                            1,363,141         1,294,481
Cash held in escrow                                  3,194,388         3,075,317
Deferred costs, net of accumulated
  amortization of $161,979 and
  $149,434, respectively                               233,133           245,678
Other assets                                           831,308           659,945
                                                   -----------       -----------

Total assets                                       $88,914,287       $90,796,504
                                                   ===========       ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                 ============      =============
                                                 December 31,        March 31,
                                                     2002              2002
                                                 ------------      -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                         $ 57,722,100      $ 58,083,474
  Accounts payable and other
   liabilities                                      1,322,265         1,377,788
  Accrued interest                                 11,475,919        10,577,930
  Due to local general partners and
   affiliates                                       1,853,127         1,750,401
  Due to general partner and
   affiliates                                       3,316,795         2,815,108
                                                 ------------      ------------

Total liabilities                                  75,690,206        74,604,701
                                                 ------------      ------------

Minority interest                                    (103,887)          (96,595)
                                                 ------------      ------------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                         13,718,638        16,649,464
  General partner                                    (390,670)         (361,066)
                                                 ------------      ------------

Total partners' capital (deficit)                  13,327,968        16,288,398
                                                 ------------      ------------

Total liabilities and partners'
  capital (deficit)                              $ 88,914,287      $ 90,796,504
                                                 ============      ============


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ==========================    ==========================
                              Three Months Ended             Nine Months Ended
                                  December 31,                  December 31,
                          --------------------------    --------------------------
                              2002          2001           2002           2001
                          --------------------------    --------------------------
Revenues
Rental income             $ 2,210,730    $ 2,109,637    $ 6,550,673    $ 6,312,655
Other income                   47,962         75,912        136,654        192,170
                          -----------    -----------    -----------    -----------

Total revenues              2,258,692      2,185,549      6,687,327      6,504,825
                          -----------    -----------    -----------    -----------

Expenses
General and
  administrative              517,705        479,278      1,561,936      1,581,826
General and
  administrative-
  related parties
  (Note 2)                    244,626        237,445        738,338        717,402
Repairs and
  maintenance                 516,023        456,882      1,376,042      1,300,761
Operating                     214,316        286,652        663,825        938,242
Taxes                         167,693        150,241        523,907        523,592
Insurance                     103,838        107,999        341,677        333,465
Financial                     806,228        810,511      1,841,890      1,844,150
Depreciation
  and amortization            865,596        845,080      2,607,434      2,572,481
                          -----------    -----------    -----------    -----------

Total expenses              3,436,025      3,374,088      9,655,049      9,811,919
                          -----------    -----------    -----------    -----------

Loss before
  minority interest        (1,177,333)    (1,188,539)    (2,967,722)    (3,307,094)
Minority interest
  in loss of subsidiary
  partnerships                  1,946          2,417          7,292          8,763
                          -----------    -----------    -----------    -----------

Net loss                  $(1,175,387)   $(1,186,122)   $(2,960,430)   $(3,298,331)
                          ===========    ===========    ===========    ===========

Net loss-limited
  partners                $(1,163,633)   $(1,174,261)   $(2,930,826)   $(3,265,348)
                          ===========    ===========    ===========    ===========

Number of BACs
  outstanding                  58,928         58,928         58,928         58,928
                          ===========    ===========    ===========    ===========

Net loss per BAC          $    (19.75)   $    (19.92)   $    (49.74)   $    (55.41)
                          ===========    ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)


                               =================================================
                                                   Limited            General
                                   Total           Partners           Partner
                               -------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2002                $ 16,288,398      $ 16,649,464      $   (361,066)

Net loss                         (2,960,430)       (2,930,826)          (29,604)
                               ------------      ------------      ------------

Partners' capital
  (deficit) -
  December 31, 2002            $ 13,327,968      $ 13,718,638      $   (390,670)
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


                                                   =============================
                                                          Nine Months Ended
                                                             December 31,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------------------------
Cash flows from operating activities:
Net loss                                           $(2,960,430)     $(3,298,331)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                        2,607,434        2,572,481
Minority interest in loss of subsidiaries               (7,292)          (8,763)
Decrease in cash held in
  escrow                                               292,523          146,256
Increase in other assets                              (171,363)         (17,596)
(Decrease) increase in accounts
  payable and other liabilities                        (55,523)         275,416
Increase in accrued interest                           897,989          772,516
Increase in due to local general
  partners and affiliates                               35,787           36,538
Decrease in due to local general
  partners and affiliates                              (21,349)        (114,257)
Increase in due to
  general partner and affiliates                       501,687          421,200
                                                   -----------      -----------
Total adjustments                                    4,079,893        4,083,791
                                                   -----------      -----------

Net cash provided by operating
  activities                                         1,119,463          785,460
                                                   -----------      -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                           (366,123)        (200,492)
Increase in cash held
  in escrow                                           (411,594)        (174,499)
Increase in due to local general
  partners and affiliates                              207,760          120,000
Decrease in due to local general
  partners and affiliates                                    0          (97,878)
                                                   -----------      -----------
Net cash used in investing activities                 (569,957)        (352,869)
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)


                                                   =============================
                                                          Nine Months Ended
                                                             December 31,
                                                   -----------------------------
                                                      2002              2001
                                                   -----------------------------
Cash flows from financing activities:
Principal payments of mortgage notes                  (361,374)        (250,252)
Decrease in due to local general
  partner and affiliates                              (119,472)         (21,619)
Decrease in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                       0              (20)
                                                   -----------      -----------

Net cash used in financing activities                 (480,846)        (271,891)
                                                   -----------      -----------

Net increase in cash and
  cash equivalents                                      68,660          160,700
Cash and cash equivalents at
  beginning of period                                1,294,481          955,245
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $ 1,363,141      $ 1,115,945
                                                   ===========      ===========


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2002. All subsidiaries have fiscal quarters ending September 30, 2002. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $8,000 and $8,000 and $17,000 and $19,000 for the three and nine months ended December 31, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses
attributable  to  minority  interests  which  exceed  the  minority   interests'

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2002.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2002, the results of operations for the three and nine months ended December 31, 2002 and 2001 and cash flows for the nine months ended December 31, 2002 and 2001, respectively. However, the operating results for the nine months ended December 31, 2002 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2002 and 2001 were as follows:


                                       Three Months Ended     Nine Months Ended
                                           December 31,          December 31,
                                       -------------------   -------------------
                                         2002       2001       2002       2001
                                       -------------------   -------------------
Partnership management
  fees (a)                             $136,500   $136,500   $409,500   $409,500
Expense reimbursement (b)                26,842     23,500     84,985     72,924
Local administrative fee (c)              8,000      8,000     24,000     24,000
                                       --------   --------   --------   --------


Total general and admini-
  strative-General Partner              171,342    168,000    518,485    506,424
                                       --------   --------   --------   --------
Property management fees
  incurred to affiliates of
  the subsidiary partner-
  ships' general partners (d)            73,284     69,445    219,853    210,978
                                       --------   --------   --------   --------
Total general and admini-
  strative-related parties             $244,626   $237,445   $738,338   $717,402
                                       ========   ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,656,000 and $2,247,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partner's

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002
                                   (Unaudited)


advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $160,495 and $153,444 and $475,654 and $457,571 for the three and nine months ended December 31, 2002 and 2001, respectively. Of these fees, $73,284 and $69,445 and $219,853 and $210,978 were incurred to affiliates of the subsidiary partnerships' general partners.


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

As of December 31, 2002, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow).

For the nine months ended December 31, 2002, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $69,000. This increase is primarily due to cash provided by operating activities ($1,119,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($88,000) which exceeded improvements to property and equipment ($366,000), principal payments of mortgage notes ($361,000) and an increase in cash held in escrow relating to investing activities ($412,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,607,000).

At December 31, 2002, there was approximately $85,000 in the working capital reserves. For the nine months ended December 31, 2002, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders.

Partnership management fees owed to the General Partners amounting to approximately $2,656,000 and $2,247,000 were accrued and unpaid as of December 31, 2002 and March 31, 2002, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December  31,  2002  and  2001  consisted   primarily  of  the  results  of  the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 5% and 4% for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to rental rate increases.

Other income decreased approximately $28,000 and $56,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to decreases in interest rates earned on cash balances at the Local Partnerships and Partnership level in 2002.

Repairs and maintenance increased approximately $59,000 for the three months ended December 31, 2002, as compared to the corresponding period in 2001, primarily due to interior painting at two Local Partnerships and carpet and plumbing repairs at a third Local Partnership.

Operating expenses decreased approximately $72,000 and $274,000 for the three and nine months ended December 31, 2002 as compared to the corresponding periods in 2001, primarily due to a decrease in utility charges at one Local Partnership as well as an utility company refund received at another Local Partnership in 2002.

Taxes increased approximately $17,000 for the three months ended December 31, 2002 as compared to the corresponding period in 2001, primarily due to a refund of property taxes of taxes at one Local Partnership in the third quarter of 2001 and an underaccrual of taxes at a second Local Partnership for the first two quarters of 2002.

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates, Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002 (the "Evaluation Date").

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


Date: January 29, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal financial officer)

Date: January 29, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                  CERTIFICATION


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



                                              By: /s/ Michael Brenner
                                                  -------------------
                                                  Michael Brenner
                                                  Chief Executive Officer
                                                  January 29, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to me, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of December 31, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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



                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes
                                                  Chief Financial Officer
                                                  January 29, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Chief Executive Officer
     January 29, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     January 29, 2003