Form 10-K
period 2003-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2003-06-10
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------- ACT OF 1934


For the fiscal year ended March 31, 2003
                                       OR

------- TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                       Commission File Number 33-37704-03

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3646846
-------------------------------------                     ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                             10022
---------------------------------------                   ----------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     --------------
     Limited Partnership Interests and Beneficial Assignment Certificates

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                             ------       ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined    in    Exchange    Act    Rule    12b-2). Yes        No   X
                                                       ------    ------

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2002 was $14,882,000, based on Limited Partner equity as of such date.

                       DOCUMENTS INCORPORATED BY REFERENCE
     None

                                     PART I

Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of Related Capital Company ("RCC").

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2003, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2003, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $282,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property.

Competition
-----------
The real estate business is highly competitive and substantially all of the Properties acquired by the Partnership are expected to have active competition from similar properties in their respective vicinities. Various other limited partnerships have, in the past, and may, in the future, be formed by the General Partner and/or its affiliates to engage in businesses which may be competitive with the Partnership.

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

Item 2.  Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2003. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------

                                                    % of Units Occupied  at  May 1,
Name and Location                                   -------------------------------
(Number of Units)                  Date Acquired    2003   2002   2001  2000   1999
-----------------                  -------------    ----   ----   ----  ----   ----
Lincoln Renaissance
Reading, PA (52)                   April 1993       100%    98%    96%   98%    90%

United Germano-Millgate
Limited Partnership
Chicago, IL (350)                  October 1993      99%    99%    99%   99%    98%

Mansion Court Associates
Philadelphia, PA (30)              November 1993     87%    97%    90%   97%    97%

Derby Run Associates, L.P.
Hampton, VA (160)                  February 1994     96%    98%    98%   89%    82%

Renaissance Plaza '93
Associates , L.P.
Baltimore, MD (95)                 February 1994     98%   100%   100%   95%    99%

Tasker Village Associates
Philadelphia, PA (28)              May 1994         100%   100%    96%   93%    93%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)               September 1994   100%    95%   100%   97%    93%

Colden Oaks
Limited Partnership
Los Angeles, CA (38)               September 1994   100%   100%    97%  100%   100%

Brynview Terrace, L.P.
Los Angeles, CA (8)                September 1994   100%   100%   100%  100%   100%

NLEDC, L.P.
Los Angeles, CA (43)               September 1994   100%   100%   100%  100%    98%

Creative Choice
Homes VI, Ltd.
Miami, FL (102)                    September 1994    99%   100%   100%  100%   100%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)              September 1994   100%   100%   100%   99%    97%

                           Local Partnership Schedule
                           --------------------------
                                   (continued)

Name and Location                                   % of Units Occupied  at  May 1,
                                                    -------------------------------
(Number of Units)                  Date Acquired    2003   2002   2001  2000   1999
-----------------                  -------------    ----   ----   ----  ----   ----

Clear Horizons
Limited Partnership
Shreveport, LA (84)                December 1994     99%    95%    99%   98%    96%

Neptune Venture, L.P.
Neptune Township, NJ (99)          April 1995       100%   100%   100%   97%    99%

Affordable Green Associates L.P.
New York, NY (41)                  April 1995       100%   100%   100%  100%   100%

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2003, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 8, 2003, the Partnership has approximately 3,436 registered holders of an aggregate of 58,928 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2003. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                 Year Ended March 31,
                       ----------------------------------------------------------------------
OPERATIONS                 2003          2002          2001           2000          1999
----------             ------------  ------------   ------------   -----------   ------------
Revenues               $  9,140,057  $  9,013,667   $  8,662,312   $  8,211,451  $  7,932,980
Operating expenses      (13,685,802)  (13,154,549)   (13,480,310)   (13,137,023)  (12,665,156)
                       ------------  ------------   ------------   ------------  ------------
Loss before minority
  interest               (4,545,745)   (4,140,882)    (4,817,998)    (4,925,572)   (4,732,176)
Minority interest in
  loss of subsidiaries       10,959         8,204         11,423         10,908        11,063
                       ------------  ------------   ------------   ------------  ------------

Net loss               $( 4,534,786) $ (4,132,678)  $ (4,806,575)  $ (4,914,664) $ (4,721,113)
                       ------------  ------------   ------------   ------------  ------------
Net loss per weighted
  average BAC          $     (76.19) $     (69.43)  $     (80.75)  $     (82.57) $     (79.32)
                       ============  ============   ============   ============  ============


                                                 Year Ended March 31,
                       ----------------------------------------------------------------------
FINANCIAL POSITION         2003           2002          2001           2000          1999
------------------     ------------  ------------   ------------   -----------   ------------
Total assets           $ 87,502,402  $ 90,796,504   $ 93,702,404   $ 96,634,527  $ 99,844,837
                       ============  ============   ============   ============  ============

Total liabilities      $ 76,092,507  $ 74,604,701   $ 73,295,501   $ 71,338,864  $ 69,550,289
                       ============  ============   ============   ============  ============

Minority interest      $   (343,717) $    (96,595)  $    (14,173)  $     68,012  $    152,233
                       ============  ============   ============   ============  ============


Total partners'capital $ 11,753,612  $ 16,288,398   $ 20,421,076   $ 25,227,651  $ 30,142,315
                       ============  ============   ============   ============  ============

During the years ended March 31, 2003, 2002, 2001, 2000 and 1999, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2003.

                  Selected Quarterly Financial Data (Unaudited)

                                                         Quarter Ended
                            -----------------------------------------------------------------------
OPERATIONS                  June 30, 2002   September 30, 2002   December 31, 2002   March 31, 2003
----------                  -------------   ------------------   -----------------   --------------
Revenues                      $ 2,193,120       $ 2,235,515         $ 2,258,692        $ 2,452,730

Operating expenses             (3,221,107)       (2,997,917)         (3,436,025)        (4,030,753)
                              -----------       -----------         -----------        -----------

Loss before minority          $(1,027,987)      $  (762,402)        $(1,177,333)       $(1,578,023)
  interest

Minority interest in loss
  of subsidiaries                   3,048             2,298               1,946              3,667
                              -----------       -----------         -----------        -----------

Net loss                      $(1,024,939)      $  (760,104)        $(1,175,387)       $(1,574,356)
                              ===========       ===========         ===========        ===========

Net loss per weighted
  average BAC                 $    (17.22)      $    (12.77)        $    (19.75)       $    (26.45)
                              ===========       ===========         ===========        ===========


                                                         Quarter Ended
                            -----------------------------------------------------------------------
OPERATIONS                  June 30, 2001   September 30, 2001   December 31, 2001   March 31, 2002
----------                  -------------   ------------------   -----------------   --------------
Revenues                      $ 2,147,369       $ 2,171,907         $ 2,185,549        $ 2,508,842

Operating expenses             (3,264,363)       (3,173,468)         (3,374,088)        (3,342,630)
                              -----------       -----------         -----------        -----------

Loss before minority
  interest                    $(1,116,994)      $(1,001,561)        $(1,188,539)       $  (833,788)

Minority interest in loss           3,538             2,808               2,417               (559)
  of subsidiaries             -----------       -----------         -----------        -----------

Net loss                      $(1,113,456)      $  (998,753)        $(1,186,122)       $  (834,347)
                              ===========       ===========        ===========        ===========

Net loss per weighted
  average BAC                 $    (18.71)      $    (16.78)        $    (19.92)       $    (14.02)
                              ===========       ===========         ===========        ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.

Through March 31, 2003, the Partnership has invested all of the net proceeds in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow).

For the year ended March 31, 2003, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($302,000) due to repayments of mortgage loans ($480,000), acquisition of property and equipment ($488,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($236,000) which exceeded cash provided by operating activities ($804,000), a decrease in escrow deposits relating to investing activities ($74,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($24,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $3,519,000.

At March 31, 2003, there is a balance of approximately $153,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2003, 2002 and 2001, amounts received from operations of the Local Partnerships were approximately $88,000, $71,000 and $68,000, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $2,793,000 and $2,247,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively (see Note 8). Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its offering in 15 Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner; thereby adding significant value to the Property on the market, which value is not included in the financial statement carrying amount.

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership.

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Income Taxes
------------

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

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

Through March 31, 2003, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively).

The net loss for the 2002, 2001 and 2000 Fiscal Years totaled $4,534,786, $4,132,678 and $4,806,575, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,746,267, $8,746,267 and $8,728,115 of Housing Tax Credits during the 2002,
2001 and 2000 tax years, respectively.

2002 vs. 2001
-------------
The Partnership's results of operations for the 2002 and 2001 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to rental rate increases.

Other income decreased $196,000 for the 2002 Fiscal Year as compared to the 2001 Fiscal Year due to one Local Partnership receiving a property tax refund in the 2001 Fiscal Year and another Local Partnership receiving a HUD energy rebate in the 2001 Fiscal Year.

Total expenses, excluding insurance, remained fairly consistent with an increase of approximately 3% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Insurance increased approximately $152,000 for the 2002 Fiscal year as compared to the 2001 Fiscal Year primarily due to increased insurance premiums at the Local Partnerships.

2001 vs. 2000
-------------
The Partnership's results of operations for the 2001 and 2000 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to rental rate increases.

Total expenses, excluding operating, remained fairly consistent with a decrease of approximately 2% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

Operating decreased approximately $126,000 for the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to decreased electrical and water charges at one Local Partnership.

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2002, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by over $182,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2002, is $188,770 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2002.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
(a) 1.   Consolidated Financial Statements                            ----------

         Independent Auditors' Report                                     15

         Consolidated Balance Sheets at March 31, 2003 and 2002           58

         Consolidated Statements of Operations for the Years Ended
         March 31, 2003, 2002 and 2001                                    59

         Consolidated  Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March 31, 2003, 2002 and 2001      60

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2003, 2002 and 2001                                    61

         Notes to Consolidated Financial Statements                       63

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for twelve (Fiscal 2002 and 2001) and fifteen (Fiscal 2000) subsidiary partnerships whose losses aggregated  $2,808,360,  $2,471,026 and  $4,013,266 for the 2002,  2001 and 2000
Fiscal Years, respectively, and whose assets constituted 68% of the Partnership's assets at March 31, 2003 and 2002, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP



New York, New York
May 30, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 31, 2003, on our consideration of Lincoln Renaissance's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 27 through 30 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

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


/s/ Ziner, Kennedy & Lehman LLP
Boston, Massachusetts
January 16, 2001

Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the Illinois Housing Development Authority's FINANCIAL REPORTING AND AUDITS GUIDELINES FOR MORTGAGORS OF MULTIFAMILY HOUSING DEVELOPMENTS. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 29, 2003, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

Our audits  were  conducted  for the  purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 11 - 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano
- Millgate Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Wieland & Company, Inc.
Batavia, Illinois
January 29, 2003

EIN 36-4025026
Engagement Partner: Paul H.  Wieland

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
February 11, 2002

EIN 36-4025026
Engagement Partner: Paul H.  Wieland

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT


To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated February 7, 2003, on our consideration of Mansion Court Associates 's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 7, 2003

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


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partnership) as of December 31, 2002 and 2001, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DERBY RUN ASSOCIATES, L.P. as of December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity and accounting principles generally accepted in the United States and America.

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


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 20, 2003

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT


To the Partners                           Virginia Housing Development Authority
DERBY RUN ASSOCIATES, L.P.                601 South Belvidere Street
(A Virginia Limited Partnership)          Richmond, Virginia 23320
Virginia Beach, Virginia


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 17, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We  have  audited  the  accompanying  balance  sheet  of  Renaissance  Plaza  93
Associates, L.P. as of December 31, 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2002, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 15, 2003 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control and on its compliance with requirements applicable to DHCD-assisted programs and compliance over financial reporting. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ Reznick Fedder & Silverman
Lead Auditor: James P. Martinko
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612

January 15, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We  have  audited  the  accompanying  balance  sheet  of  Renaissance  Plaza  93
Associates, L.P. as of December 31, 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2001, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards and the "Consolidated Audit Guide for Audits of HUD Programs," we have also issued reports dated January 31, 2002 on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control and on its compliance with requirements applicable to DHCD-assisted programs, and laws and regulations applicable to the financial statements.



/s/ Reznick Fedder & Silverman
Audit Principal: Robert J. Denmark
Bethesda, Maryland
Federal Employer Identification Number: 52-1088612
January 31, 2002

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

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2002 and 2001, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on the test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2002 and 2001, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2002, dated January 17, 2003, on our consideration of Tasker Village's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 280 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 17, 2003

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


/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 19, 2001

[Letter of CLIFFORD R. BENN]


INDEPENDENT AUDITOR'S REPORT


General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2002 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit include examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2001 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn
February 21, 2003
Carson, California

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



/s/ Clifford R. Benn
Carson, California
February 13, 2001

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2002 and 2001, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with general accepted accounting principles.


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2003

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


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
March 1, 2002

[Letterhead of CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2002 and the related statements of income, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2001 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn
February 21, 2003
Carson, California

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


/s/Clifford R. Benn, C.P.A.
Carson, California
February 6, 2001

[Letterhead of ROBERT J.  PACHECO, CPA]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

We have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2002, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2002, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS AND THE CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U. S. Department of Housing and Urban Development, we have also issued reports dated February 20, 2003, on our consideration of the Partnership's internal control, on its compliance with specific requirements applicable to nonmajor HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


/s/ Robert J. Pacheco, CPA
Pasadena, California
February 20, 2003

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

/s/ Robert Pacheco
Pasadena, California
March 30, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 2002, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 4, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 2001, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 2001, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 4, 2002

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

[Letterhead of SHENOUDA & ASSOCIATES, LLP]

Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

We have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. (A Limited Partnership) as of December 31, 2002, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the P & P Home for the Elderly, L.P. management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Shenouda & Associates, LLP
Huntington Beach, California
February 18, 2003

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

/s/ Charles P. Benedict, CPA
Castak, California
March 9, 2001

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 2002, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2002 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2002 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 6, 2003 on our consideration of Clear Horizons Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 6, 2003

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

/s/ Cole, Evans & Peterson
Lead Auditor: Steven W. Hedgepeth
Federal ID No. 72-0506596
Shreveport, Louisiana
February 13, 2001

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.

We have audited the accompanying balance sheets of Neptune Venture, L.P. as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Neptune Venture, L.P.

We have audited the accompanying balance sheet of Neptune Venture, L.P. as of December 31, 2001, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Neptune Venture, L.P. for the year ended December 31, 2000, were audited by other auditors whose report, dated January 31, 2001, expressed an unqualified opinion on those statements.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. at December 31, 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 25, 2002

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


/s/ Ziner, Kennedy & Lehan LLP
Boston, Massachusetts
January 31, 2001

[Letterhead of LAWLOR, O'BRIEN & CHERVENAK, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2002 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2002 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2003

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


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 14, 2001

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                  March 31,
                                                                        ----------------------------
                                                                            2003            2002
                                                                        ------------    ------------
Property and equipment net, less accumulated
  depreciation (Notes 2, 4 and 7)                                       $ 82,509,050    $ 85,521,083
Cash and cash equivalents (Notes 2, 3 and 10)                                992,367       1,294,481
Cash held in escrow (Notes 3 and 5)                                        3,032,158       3,075,317
Deferred costs, less accumulated amortization (Notes 2 and 6)                226,427        245,678
Other assets                                                                 742,400         659,945
                                                                        ------------    ------------

                                                                        $ 87,502,402    $ 90,796,504
                                                                        ============    ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                         $ 57,603,476    $ 58,083,474
Accounts payable and other liabilities                                     1,333,488       1,377,788
Accrued interest                                                          12,031,123      10,577,930
Due to local general partners and affiliates (Note 8)                      1,617,113       1,750,401
Due to general partner and affiliates (Note 8)                             3,507,307       2,815,108
                                                                        ------------    ------------

                                                                          76,092,507      74,604,701

Minority interest                                                           (343,717)        (96,595)
                                                                        ------------    ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners
  (58,928 BACs issued and outstanding)                                    12,160,026      16,649,464
General partner                                                             (406,414)       (361,066)
                                                                        ------------    ------------

Total partners' capital (deficit)                                         11,753,612      16,288,398
                                                                        ------------    ------------

Total liabilities and partners' capital (deficit)                       $ 87,502,402    $ 90,796,504
                                                                        ============    ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year Ended March 31,
                                             --------------------------------------------
                                                 2003            2002            2001
                                             ------------    ------------    ------------
Revenues

Rental income                                $  8,841,414    $  8,519,231    $  8,188,745
Other income                                      298,643         494,436         473,567
                                             ------------    ------------    ------------
                                                9,140,057       9,013,667       8,662,312
                                             ------------    ------------    ------------
Expenses
General and administrative                      2,280,440       2,088,577       2,122,880
General and administrative-related parties
  (Note 8)                                        992,455         969,639         985,786
Repairs and maintenance                         1,946,913       1,802,164       1,912,478
Operating                                       1,011,399         954,117       1,080,429
Taxes                                             668,743         724,587         777,497
Insurance                                         616,132         463,831         429,540
Financial, principally interest                 2,650,829       2,650,875       2,663,042
Depreciation and amortization                   3,518,891       3,500,759       3,508,658
                                             ------------    ------------    ------------
Total expenses                                 13,685,802      13,154,549      13,480,310
                                             ------------    ------------    ------------

Loss before minority interest                  (4,545,745)     (4,140,882)     (4,817,998)

Minority interest in loss of subsidiary
  partnerships                                     10,959           8,204          11,423
                                             ------------    ------------    ------------

Net loss                                     $ (4,534,786)   $ (4,132,678)   $ (4,806,575)
                                             ============    ============    ============

Net loss - limited partners                  $ (4,489,438)   $ (4,091,351)   $ (4,758,509)
                                             ============    ============    ============

Number of BACs outstanding                         58,928          58,928          58,928
                                             ============    ============    ============

Net loss per BAC                             $     (76.19)   $     (69.43)   $     (80.75)
                                             ============    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                Limited          General
                                                  Total         Partners         Partner
                                              ------------    ------------    ------------
Partners' capital (deficit)-April 1, 2000     $ 25,227,651    $ 25,499,324    $   (271,673)

Net loss                                        (4,806,575)     (4,758,509)        (48,066)
                                              ------------    ------------    ------------

Partners' capital (deficit)-March 31, 2001      20,421,076      20,740,815        (319,739)

Net loss                                        (4,132,678)     (4,091,351)        (41,327)
                                              ------------    ------------    ------------

Partners capital (deficit) - March 31, 2002     16,288,398      16,649,464        (361,066)

Net loss                                        (4,534,786)     (4,489,438)        (45,348)
                                              ------------    ------------    ------------

Partners capital (deficit) - March 31, 2003   $ 11,753,612    $ 12,160,026    $   (406,414)
                                              ============    ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                Year Ended March 31,
                                                     -----------------------------------------
                                                         2003           2002            2001
                                                     -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                             $(4,534,786)   $(4,132,678)   $(4,806,575)
                                                     -----------    -----------    -----------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Depreciation and amortization                          3,518,891      3,500,759      3,508,658
Minority interest in loss of subsidiary
  partnerships                                           (10,959)        (8,204)       (11,423)
(Increase) decrease in assets:
Cash held in escrow                                      (30,654)        12,106        (70,294)
Other assets                                             (82,455)        (3,880)        39,678
Increase (decrease) in liabilities:
Accounts payable and other liabilities                   (44,300)      (246,440)       196,965
Accrued interest                                       1,453,193      1,408,575      1,409,807
Increase in due to local general partners
  and affiliates                                          23,862         20,166         73,945
Decrease in due to local general partners
  and affiliates                                        (181,090)      (169,418)       (46,492)
Due to general partner and affiliates                    692,199        611,089        683,558
                                                     -----------    -----------    -----------
Total adjustments                                      5,338,687      5,124,753      5,784,402
                                                     -----------    -----------    -----------

Net cash provided by operating activities                803,901        992,075        977,827
                                                     -----------    -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                  (487,607)      (336,097)      (291,814)
Decrease (increase) in cash held in escrow                73,813         72,248       (266,064)
Increase in due to local general partners
  and affiliates                                         137,141          1,570          4,693
Decrease in due to local general partners
  and affiliates                                               0        (51,364)             0
                                                     -----------    -----------    -----------

Net cash used in investing activities                   (276,653)      (313,643)      (553,185)
                                                     -----------    -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                    (479,998)      (296,775)      (373,073)
Increase in due to local general partners
  and affiliates                                          14,940         31,797          8,434
Decrease in due to local general partners
  and affiliates                                        (128,141)             0         (1,200)
Increase in deferred costs                                     0              0         (4,270)
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest        (236,163)       (74,218)       (70,762)
                                                     -----------    -----------    -----------

Net cash used in financing activities                   (829,362)      (339,196)      (440,871)
                                                     -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                           (302,114)       339,236        (16,229)

Cash and cash equivalents at beginning of year         1,294,481        955,245        971,474
                                                     -----------    -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                Year Ended March 31,
                                                     -----------------------------------------
                                                         2003           2002            2001
                                                     -----------    -----------    -----------
Cash and cash equivalents at end of year             $   992,367    $ 1,294,481    $   955,245
                                                     ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest               $ 1,211,218    $ 1,217,349    $ 1,686,071
                                                     ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 2003.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates ("BACs") which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The Partnership raised a total of $58,928,000 representing 58,928 BACs. The offering was terminated on April 7, 1994.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $27,000, $26,000 and $30,000 for the years ended March 31, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2003, distributions to several minority interests have exceeded their investments.

b)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

Through March 31, 2003, the Partnership has recorded an aggregate loss on impairment of assets of approximately $3,926,000.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


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

Cash  and  Cash  Equivalents  and  Cash  Held  in  Escrow
---------------------------------------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                           March 31, 2003             March 31, 2002
                                     -------------------------   -------------------------
                                      Carrying                    Carrying
                                       Amount       Fair Value     Amount      Fair Value
                                     -----------   -----------   -----------   -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value   $20,163,868   $15,987,427   $23,204,388   $20,441,975
Not practicable                      $37,439,608             *   $34,879,086             *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                             March 31,               Estimated
                                  ------------------------------    Useful Lives
                                      2003              2002          (Years)
                                  -------------    -------------    ------------
Land                              $   6,228,836    $   6,228,836          --
Building and improvements           101,718,677      101,368,418        10-40
Furniture and fixtures                1,297,603        1,165,945         5-10
                                  -------------    -------------
                                     109,245,116    108,763,199
Less:  Accumulated depreciation     (26,736,066)     (23,242,116)
                                  -------------    -------------

                                  $  82,509,050    $  85,521,083
                                  =============    =============

Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2003 and 2002, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 2003 and 2002. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2003, 2002 and 2001 amounted to $3,499,640, $3,475,234 and $3,482,114, respectively.

During Fiscal Year 2002, $5,690 of accumulated depreciation on assets disposed of was written off.

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                               March 31,
                                                      --------------------------
                                                         2003            2002
                                                      ----------      ----------
Purchase price payments*                              $   23,683      $  244,024
Real estate taxes, insurance and other                 1,125,446       1,094,792
Reserve for replacements (Note 7)                      1,883,029       1,736,501
                                                      ----------      ----------

                                                      $3,032,158      $3,075,317
                                                      ==========      ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                  March 31,
                                          ------------------------
                                            2003            2002        Period
                                          ---------      ---------    ----------
Financing costs                           $ 361,409      $ 361,409         *
Other                                        33,703         33,703      various
                                          ---------      ---------
                                            395,112        395,112
Less:  Accumulated amortization            (168,685)      (149,434)
                                          ---------      ---------

                                          $ 226,427      $ 245,678
                                          =========      =========

*Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2003, 2002 and 2001 amounted to $19,251, $25,525 and $26,544, respectively.

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

One mortgage note with a balance of $4,347,411 and $4,575,674 at December 31, 2002 and 2001, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                   Amount
------------------                -----------
2003                              $   521,457
2004                                  559,254
2005                                  606,012
2006                                  653,153
2007                                  646,863
Thereafter                         54,616,737
                                  -----------
                                  $57,603,476
                                  ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $29,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local limited partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                       Year Ended March 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  --------   --------   --------
Partnership management fees (a)                   $546,000   $546,000   $546,000
Expense reimbursement (b)                          121,297    110,132    137,612
Local administrative fees (d)                       32,550     32,500     32,500
                                                  --------   --------   --------
Total general and administrative-
General Partner                                    699,847    688,632    716,112
                                                  --------   --------   --------
Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                               292,608    281,007    269,674
                                                  --------   --------   --------
Total general and administrative-
related parties                                   $992,455   $969,639   $985,786
                                                  ========   ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $2,793,000 and $2,247,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $528,000 and $407,000 were accrued and unpaid as of March 31, 2003 and 2002, respectively.

(c) Property management fees incurred by subsidiary partnerships amounted to $621,058, $621,561 and $606,572 for the years ended March 31, 2003, 2002 and

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


2001, respectively. Of these fees $292,608, $281,007 and $269,674 were earned by affiliates of the Local General Partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

B) Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2003 and 2002 consists of the following:

                                                                March 31,
                                                       -------------------------
                                                          2003           2002
                                                       ----------     ----------
Operating deficit advances                             $   99,150     $  144,150
Operating advances                                          5,000          5,000
Development fee payable                                   825,950        825,950
Construction costs payable                                493,712        356,571
Management and other operating advances (*)               193,301        418,730
                                                       ----------     ----------

                                                       $1,617,113     $1,750,401
                                                       ==========     ==========

(*) Includes loans from Local General Partners and affiliates at March 31, 2002 totaling $83,141, bearing interest at 11%.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                             Year Ended March 31,
                                                  -----------------------------------------
                                                     2003           2002            2001
                                                  -----------    -----------    -----------
Financial statement net loss                      $(4,534,786)   $(4,132,678)   $(4,806,575)

Differences between depreciation and amor-
tization  expense records for financial report-
ing purposes and the accelerated costs recov-
ery system utilized for income tax purposes          (563,731)      (748,215)      (587,944)

Tax exempt interest income                             (3,606)        (8,680)       (13,926)

Differences resulting from parent company
having a different fiscal year for income tax
and financial reporting purposes                        4,309         53,481        (30,780)

Other, including accruals for financial report-
ing not deductible for tax purposes until paid        316,434        103,406         73,390
                                                  -----------    -----------    -----------

Net loss as shown on the income tax return
for the calendar year ended                       $(4,781,380)   $(4,732,686)   $(5,365,835)
                                                  ===========    ===========    ===========

NOTE 10 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2002, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by over $182,000. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2002 is $188,770 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2002.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. At March 31, 2003, uninsured cash and cash equivalents approximated $899,000.

c)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. For the 2002, 2001 and 2000 tax years, Housing Tax Credits of $8,746,267, $8,746,267 and $8,728,115 were generated, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner.

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interest in the general partner of the General Partner. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partner will not change.

Certain information concerning the directors and executive officers of Related Independence Associates Inc. ("RIAI"), the sole general partner of the General Partner, is set forth below. The General Partner is also the general partner of Independence Tax Credit Plus L.P.

Name                                Position
----                                --------

Stephen M. Ross                     Director

Michael Brenner                     President and Chief Executive Officer

Alan P. Hirmes                      Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the general partner of The Related Companies, L.P. ("TRCLP"). He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of TRCLP in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client

Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

MARC D. SCHNITZER, 42, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

GLENN F. HOPPS, 40, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.


                      Name and Address of    Amount and Nature of           Percentage
Title of Class        Beneficial Ownership   Beneficial Ownership            of Class
--------------        --------------------   --------------------          ------------
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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 2, 2003, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                      Amount and Nature of
Name of Beneficial Owner (1)          Beneficial Ownership      Percent of Class
---------------------------           --------------------      ----------------
Lehigh Tax Credit Partners, Inc.      4,453.20 (2) (3)               7.6%

J. Michael Fried                      4,453.20 (2) (3) (4)           7.6%

Alan P. Hirmes                        4,453.20 (2) (3) (4)           7.6%

Stuart J. Boesky                      4,453.20 (2) (3) (4)           7.6%

Stephen M. Ross                       -                                -

Michael Brenner                       -                                -

Marc D. Schnitzer                     4,453.20 (2) (3) (4)           7.6%

Denise L. Kiley                       4,453.20 (2) (3) (4)           7.6%

Glenn F. Hopps                        -                                -

Teresa Wicelinski                     -                                -

All directors and executive officers  4,453.20 (2) (3) (4)           7.6%
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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of June 2, 2003, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

Item 14.  Controls and Procedures

The  Principal  Executive  Officer and  Principal  Financial  Officer of Related
Independence Associates Inc. ("RIAI"), the general partner of Related Independence Associates L.P., the general partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Consolidated Financial Statements
         ---------------------------------

         Independent Auditors' Report                                     15

         Consolidated Balance Sheets at March 31, 2003 and 2002           58

         Consolidated Statements of Operations for the Years Ended
         March 31, 2003, 2002 and 2001                                    59

         Consolidated Statements of Changes in Partners' Capital
         (Deficit) for the Years Ended March  31, 2003, 2002 and 2001     60

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2003, 2002 and 2001                                    61

         Notes to Consolidated Financial Statements                       63

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Independent Auditors' Report                                     88

         Schedule I - Condensed Financial Information of Registrant       89

         Schedule III - Real Estate and Accumulated Depreciation          92

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

(3C) Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------
(10D)    Form of Amended and Restated Agreement of Limited
         Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                   79

(99.1)   Certification  Pursuant to 18 U.S.C. Section 1350,
         as adopted pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002.                                                     86

(99.2)   Certification  Pursuant to 18 U.S.C. Section 1350, as
         adopted pursuant to Section 906 of the Sarbanes-Oxley Act
         of 2002.                                                         87

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

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter ended March 31, 2003.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    General Partner


                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    General Partner



Date:  June 10, 2003                By: /s/ Michael Brenner
                                        ------------------
                                        Michael Brenner
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                           Title                           Date
--------------------         --------------------------------      -------------

                             President and Chief Executive
/s/ Michael Brenner          Officer (principal executive
-------------------          officer) of Related Independence
Michael Brenner              Associates Inc.                       June 10, 2003



/s/ Alan P. Hirmes           Senior Vice President
------------------           (principal financial officer) of
Alan P. Hirmes               Related Independence Associates Inc.  June 10, 2003




/s/ Glenn F. Hopps           Treasurer (principal accounting
------------------           officer)of Related Independence
Glenn F. Hopps               Associates Inc.                       June 10, 2003




/s/ Stephen M. Ross          Director of Related Independence
-------------------          Associates Inc.                       June 10, 2003
Stephen M. Ross

                                  CERTIFICATION



I, Michael Brenner, Principal Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ending March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Partnership's other certifying officers and I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of RIAI:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           By: /s/ Michael Brenner
                               -------------------
                               Michael Brenner
                               Principal Executive Officer
                               June 10, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Principal Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the year ending March 31, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of March 31, 2003 (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Partnership's other certifying officers and I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the board of directors of RIAI:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. The Partnership's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Principal Financial Officer
                               June 10, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-K for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Principal Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Principal Executive Officer
     June 10, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-K for the year ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Principal Financial Officer
     June 10, 2003

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated May 30, 2003 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2002, 2001 and 2000 Fiscal Years and
Schedule III at March 31, 2003. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
May 30, 2003

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                    March 31,
                                                            -------------------------
                                                                2003         2002
                                                            -----------   -----------

Cash and cash equivalents                                   $   411,989   $   418,105
Cash held in escrow                                              23,683       244,024
Investment in subsidiary partnerships                        21,326,577    23,815,525
Other assets                                                     34,293        34,293
                                                            -----------   -----------

Total assets                                                $21,796,542   $24,511,947
                                                            ===========   ===========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates                       $ 3,314,807   $ 2,637,308

Other liabilities                                                 7,359         5,957
                                                            -----------   -----------

Total liabilities                                             3,322,166     2,643,265

Partners' capital                                            18,474,376    21,868,682
                                                            -----------   -----------

Total liabilities and partners' capital                     $21,796,542   $24,511,947
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Year Ended March 31,
                                                -----------------------------------------
                                                   2003           2002            2001
                                                -----------    -----------    -----------
Revenues

Other income                                    $     3,531    $     8,258    $    79,493
                                                -----------    -----------    -----------

Total revenues                                        3,531          8,258         79,493
                                                -----------    -----------    -----------

Expenses

Administrative and management                       108,838        118,912        110,380
Administrative and management-related parties       667,297        656,132        683,612
                                                -----------    -----------    -----------

Total expenses                                      776,135        775,044        793,992
                                                -----------    -----------    -----------

Loss from operations                               (772,604)      (766,786)      (714,499)

Equity in loss of subsidiary partnerships        (2,621,702)    (2,634,166)    (3,028,043)
                                                -----------    -----------    -----------

Net loss                                        $(3,394,306)   $(3,400,952)   $(3,742,542)
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS


                                                           Year Ended March 31,
                                                -----------------------------------------
                                                   2003           2002            2001
                                                -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                        $(3,394,306)   $(3,400,952)   $(3,742,542)
                                                -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships         2,621,702      2,634,166      3,028,043

Increase (decrease) in liabilities:

Due to general partners and affiliates              677,499        602,489        651,858
Other liabilities                                     1,402              7           (490)
                                                -----------    -----------    -----------

Total adjustments                                 3,300,603      3,236,662      3,679,411
                                                -----------    -----------    -----------

Net cash used in operating activities               (93,703)      (164,290)       (63,131)
                                                -----------    -----------    -----------

Cash flows from investing activities:

Investment in subsidiary partnerships              (220,341)      (386,976)             0
Decrease in cash held in escrow -
  purchase price adjustments                        220,341        386,976              0
                                                -----------    -----------    -----------

Net cash used in investing activities                     0              0              0
                                                -----------    -----------    -----------

Net cash provided by financing activities:

Distributions from subsidiary partnerships           87,587         71,307         67,988
                                                -----------    -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                        (6,116)       (92,983)         4,857

Cash and cash equivalents, beginning of year        418,105        511,088        506,231
                                                -----------    -----------    -----------

Cash and cash equivalents, end of year          $   411,989    $   418,105    $   511,088
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003

                                                          Initial Cost to Partnership      Cost Capitalized
                                                         -----------------------------      Subsequent to
                                                                         Buildings and       Acquisition:
Description                              Encumbrances        Land        Improvements        Improvements
----------------------------------       ------------    ------------    -------------     ----------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                            $  2,553,000    $          0    $   5,240,173       $    238,372
United Germano Millgate Limited
  Partnership
  Chicago, IL                               9,460,523         580,000        6,070,477         11,170,830
Mansion Court Associates
  Philadelphia, PA                          1,505,862          19,072        3,224,984            230,564
Derby Run Associates L.P.
  Hampton, VA                               4,381,821         407,410        3,069,628          4,555,191
Renaissance Plaza Assoc.
  Baltimore, MD                             6,674,033         684,255        9,840,170          4,421,290
Tasker Village
  Philadelphia, PA                          1,784,881          18,235                0          3,933,102
Martha Bryant Manor, L.P.
  Los Angeles, CA                           7,663,680         966,577                0         10,627,311
Colden Oaks Limited Partnership
  Los Angeles, CA                           5,441,125         922,790                0          2,084,798
Brynview Terrace Limited Partnership
  Los Angeles, CA                           1,003,879         175,943                0          1,440,554
NLEDC, L.P.
  Los Angeles, CA                           4,279,714         624,000                0          5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                 3,483,505         650,072           13,134          5,593,277
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                           6,296,831               0                0          9,952,588
Clear Horizons Limited Partnership
  Shreveport, LA                              880,000          15,304        2,058,729            211,175
Neptune Venture L.P.
  Neptune Township, NJ                              0         460,631       10,151,873            140,994
Affordable Green Associates L.P.
  New York, NY                              2,194,622          20,500        3,506,961             39,480

                                         ------------    ------------    -------------       ------------

                                         $ 57,603,476    $  5,544,789    $  43,176,129       $60,524,198
                                         ============    ============    =============       ============

                                         Gross Amount at which Carried At Close of Period
                                         ------------------------------------------------
                                                         Buildings and                    Accumulated
Description                                  Land        Improvements        Total        Depreciation
----------------------------------       ------------    -------------    ------------    ------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                            $      5,373    $   5,473,172    $  5,478,545    $  1,275,479
United Germano Millgate Limited
  Partnership
  Chicago, IL                                 585,374       17,235,933      17,821,307       7,129,635
Mansion Court Associates
  Philadelphia, PA                             25,095        3,449,525       3,474,620         791,764
Derby Run Associates L.P.
  Hampton, VA                                 409,771        7,622,458       8,032,229       1,785,654
Renaissance Plaza Assoc.
  Baltimore, MD                               686,616       14,259,099      14,945,715       2,926,363
Tasker Village
  Philadelphia, PA                             20,596        3,930,741       3,951,337         854,936
Martha Bryant Manor, L.P.
  Los Angeles, CA                             968,938       10,624,950      11,593,888       2,492,388
Colden Oaks Limited Partnership
  Los Angeles, CA                             925,151        2,082,437       3,007,588         873,599
Brynview Terrace Limited Partnership
  Los Angeles, CA                             178,304        1,438,193       1,616,497         342,126
NLEDC, L.P.
  Los Angeles, CA                             626,361        5,882,311       6,508,672       1,448,321
Creative Choice Homes VI Ltd.
  Miami, FL                                   652,433        5,604,050       6,256,483       1,562,882
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                             642,360        9,310,228       9,952,588       1,713,235
Clear Horizons Limited Partnership
  Shreveport, LA                               17,665        2,267,543       2,285,208         727,003
Neptune Venture L.P.
  Neptune Township, NJ                        462,465       10,291,033      10,753,498       1,841,150
Affordable Green Associates L.P.
  New York, NY                                 22,334        3,544,607       3,566,941         971,531

                                         ------------    -------------    ------------    ------------

                                         $  6,228,836    $ 103,016,280    $109,245,116    $ 26,736,066
                                         ============    =============    ============    ============


                                                                           Life on which
                                                                          Depreciation in
                                           Year of                         Latest Income
                                         Construction/        Date         Statement is
Description                               Renovation        Acquired       Computed(a)(b)
----------------------------------       -------------    ------------    ---------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                               1993-94         Apr. 1993          20-40
United Germano Millgate Limited
  Partnership
  Chicago, IL                               1993-94         Oct. 1993          10-25
Mansion Court Associates
  Philadelphia, PA                          1993-94         Nov. 1993          20-40
Derby Run Associates L.P.
  Hampton, VA                               1994-95         Feb. 1994          40
Renaissance Plaza Assoc.
  Baltimore, MD                             1994-95         Feb. 1994          27.5
Tasker Village
  Philadelphia, PA                          1994-95         May 1994           40
Martha Bryant Manor, L.P.
  Los Angeles, CA                           1994-95         Sept. 1994         27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                           1994-95         Sept. 1994         31
Brynview Terrace Limited Partnership
  Los Angeles, CA                           1994-95         Sept. 1994         27.5
NLEDC, L.P.
  Los Angeles, CA                           1994-95         Sept. 1994         27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                 1994-95         Sept. 1994         40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                           1994-95         Sept. 1994         30
Clear Horizons Limited Partnership
  Shreveport, LA                            1994-95         Dec. 1994          27.5
Neptune Venture L.P.
  Neptune Township, NJ                      1995-96         Apr. 1995          40
Affordable Green Associates L.P.
  New York, NY                              1995-96         May 1995           27



(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2003

                                          Cost of Property and Equipment                        Accumulated Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                          Year Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                      2003             2002             2001             2003            2002              2001
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 108,763,199    $ 108,427,102    $ 108,138,808    $  23,242,116    $  19,766,882    $  16,288,288
Additions during period:
Improvements                           490,218          336,097          296,945
Depreciation expense                                                                    3,499,640        3,475,234        3,482,114

Deductions during period:
Dispositions                            (8,301)               0           (8,651)          (5,690)               0           (3,520)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Balance at close of period       $ 109,245,116    $ 108,763,199    $ 108,427,102    $  26,736,066    $  23,242,116    $  19,766,882
                                 =============    =============    =============    =============    =============    =============

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