Form 10-Q
period 2003-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2003-07-24
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3646846
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes     No  X
   -----  -----

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $27,586,074 and $26,736,066,
  respectively                                     $ 81,716,347    $ 82,509,050
Cash and cash equivalents                               766,525         992,367
Cash held in escrow                                   3,248,597       3,032,158
Deferred costs, net of accumulated
  amortization of $173,319 and
  $168,685, respectively                                221,793         226,427
Other assets                                            546,206         742,400
                                                   ------------    ------------

Total assets                                       $ 86,499,468    $ 87,502,402
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                     June 30,        March 31,
                                                       2003            2003
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 57,462,276    $ 57,603,476
  Accounts payable and other
   liabilities                                        1,230,059       1,333,488
  Accrued interest                                   12,314,319      12,031,123
  Due to local general partners and
   affiliates                                         1,592,768       1,617,113
  Due to general partner and
   affiliates                                         3,659,808       3,507,307
                                                   ------------    ------------

Total liabilities                                    76,259,230      76,092,507
                                                   ------------    ------------

Minority interest                                      (347,223)       (343,717)
                                                   ------------    ------------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                           11,005,537      12,160,026
  General partner                                      (418,076)       (406,414)
                                                   ------------    ------------

Total partners' capital (deficit)                    10,587,461      11,753,612
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 86,499,468    $ 87,502,402
                                                   ============    ============

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------

Revenues
Rental income                                      $ 2,268,742      $ 2,152,999
Other income                                            36,190           40,121
                                                   -----------      -----------

Total revenues                                       2,304,932        2,193,120
                                                   -----------      -----------

Expenses
General and administrative                             640,245          558,559
General and administrative-
  related parties (Note 2)                             251,680          244,982
Repairs and maintenance                                528,902          427,455
Operating                                              265,012          230,516
Taxes                                                  178,707          176,142
Insurance                                              161,945          122,223
Financial                                              593,458          591,211
Depreciation and amortization                          854,641          870,019
                                                   -----------      -----------

Total expenses                                       3,474,590        3,221,107
                                                   -----------      -----------

Loss before minority interest                       (1,169,658)      (1,027,987)
Minority interest in loss of subsidiary
  partnerships                                           3,507            3,048
                                                   -----------      -----------

Net loss                                           $(1,166,151)     $(1,024,939)
                                                   ===========      ===========

Net loss-limited
  partners                                         $(1,154,489)     $(1,014,690)
                                                   ===========      ===========

Number of BACs outstanding                              58,928           58,928
                                                   ===========      ===========

Net loss per BAC                                   $    (19.59)     $    (17.22)
                                                   ===========      ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                               ================================================
                                                   Limited            General
                                  Total            Partners           Partner
                               ------------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003                $ 11,753,612      $ 12,160,026      $   (406,414)

Net loss                         (1,166,151)       (1,154,489)          (11,662)
                               ------------      ------------      ------------

Partners' capital
  (deficit) -
  June 30, 2003                $ 10,587,461      $ 11,005,537      $   (418,076)
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

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $(1,166,151)     $(1,024,939)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                          854,641          870,019
Minority interest in loss of subsidiaries               (3,507)          (3,048)
(Decrease) increase in accounts
  payable and other liabilities                       (103,429)         197,455
Increase in accrued interest                           283,196           79,962
Decrease (increase) in cash held in
  escrow                                                14,853         (128,930)
Decrease in other assets                               196,194           53,907
Increase in due to local general
  partners and affiliates                               14,843           20,567
Decrease in due to local general
  partners and affiliates                              (11,322)         (38,423)
Increase in due to
  general partner and affiliates                       152,501          183,111
                                                   -----------      -----------
Total adjustments                                    1,397,970        1,234,620
                                                   -----------      -----------

Net cash provided by operating
  activities                                           231,819          209,681
                                                   -----------      -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                            (57,304)        (173,888)
Increase in cash held
  in escrow                                           (231,292)         (58,919)
Increase in due to local general
  partners and affiliates                               11,355          192,419
Decrease in due to local general
  partners and affiliates                              (14,070)               0
                                                   -----------      -----------
Net cash used in investing activities                 (291,311)         (40,388)
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                      2003              2002
                                                   ----------------------------
Cash flows from financing activities:
Principal payments of mortgage notes                  (141,200)        (130,869)
Decrease in due to local general
  partner and affiliates                               (25,150)         (23,222)
                                                   -----------      -----------

Net cash used in financing activities                 (166,350)        (154,091)
                                                   -----------      -----------

Net (decrease) increase in cash and
  cash equivalents                                    (225,842)          15,202
Cash and cash equivalents at
  beginning of period                                  992,367        1,294,481
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $   766,525      $ 1,309,683
                                                   ===========      ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $5,000 for the three months ended June 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of operations and its cash flows for the three months ended June 30, 2003 and 2002, respectively. However, the operating results for the three months ended June 30, 2003 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2003 and 2002 were as follows:

                                                            Three Months Ended
                                                                  June 30,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
Partnership management fees (a)                            $136,500     $136,500
Expense reimbursement (b)                                    31,402       29,420
Local administrative fee (c)                                  8,000        8,000
                                                           --------     --------
Total general and administrative-
  General Partner                                           175,902      173,920
                                                           --------     --------
Property management fees incurred to affili-
  ates of the subsidiary partnerships' general
  partners (d)                                               75,778       71,062
                                                           --------     --------
Total general and administrative-related
  parties                                                  $251,680     $244,982
                                                           ========     ========

 (a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


approximately $2,929,000 and $2,793,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $158,967 and $147,335 for the three months ended June 30, 2003 and 2002, respectively. Of these fees, $75,778 and $71,062 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

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

As of June 30, 2003, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow).

For the three months ended June 30, 2003, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $226,000. This decrease is due to improvements to property and equipment ($57,000), an increase in cash held in escrow relating to investing activities ($231,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($28,000) and principal payments of mortgage notes ($141,000) which exceeded cash flows provided by operating activities ($232,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($855,000).

At June 30, 2003, there was approximately $114,000 in the working capital reserves. For the three months ended June 30, 2003, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $2,929,000 and $2,793,000 were accrued and unpaid as of June 30, 2003 and March 31, 2003, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the project for a period of ten years, and are transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of a property is warranted, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market, which is not included in the financial statement carrying amount.


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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2003 and 2002 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 5% for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to rental rate increases.

General and administrative expense increased approximately $82,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, due to an increase in bad debt expense at one Local Partnership in 2003 and increased tenant programs and office supplies at a second Local Partnership.

Repairs and maintenance expense increased approximately $101,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, due to increased repairs and maintenance payroll at two Local Partnerships and new appliances, painting and carpeting of the apartments at another Local Partnership.

Operating expenses increased approximately $34,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due to a utility refund received at one Local Partnership in 2002.

Insurance increased approximately $40,000 for the three months ended June 30, 2003 as compared to the corresponding period in 2002, primarily due increased insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates, Inc. the general partner of Related Independence Associates L.P. which is the General Partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the "Evaluation Date").

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

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                (3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

                (3B)   Form  of  Amended  and  Restated   Agreement  of  Limited
Partnership ofIndependence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

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

                (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

                (10D)  Form  of  Amended  and  Restated  Agreement   of  Limited
Partnership of Local Partnerships*

                99.1   Certification   pursuant  to  18  U.S.C.  Section   1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2   Certification   pursuant  to  18  U.S.C.  Section   1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                * Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

                ** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

           (b)  Reports on Form 8-K

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


Date: July 24, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal financial officer)

Date: July 24, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                     Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                  CERTIFICATION


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of June 30, 2003 (the  "Evaluation  Date");
          and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

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



                                By: /s/ Michael Brenner
                                    -------------------
                                    Michael Brenner
                                    Chief Executive Officer
                                    July 24, 2003

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b)  evaluated  the  effectiveness  of  the  Partnership's   disclosure
          controls and procedures as of June 30, 2003 (the  "Evaluation  Date");
          and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Partnership's auditors and to the boards of directors of the General
          Partners:

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



                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Chief Executive Officer
                                    July 24, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates L.P. and Related Independence Associates Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By: /s/ Michael Brenner
    -------------------
    Michael Brenner
    Chief Executive Officer
    July 24, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates L.P. and Related Independence Associates Inc., each of which is a general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


By: /s/ Alan P. Hirmes
    ------------------
    Alan P. Hirmes
    Chief Financial Officer
    July 24, 2003