Form 10-Q
period 2003-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2003-10-28
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF  THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                       Commission File Number 33-37704-03


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3646846
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                 10022
----------------------------------------                          --------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  ----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $28,435,665 and $26,736,066,
  respectively                                     $ 80,906,334    $ 82,509,050
Cash and cash equivalents                               851,807         992,367
Cash held in escrow                                   3,351,697       3,032,158
Deferred costs, net of accumulated
  amortization of $177,949 and
  $168,685, respectively                                217,164         226,427
Other assets                                            489,169         742,400
                                                   ------------    ------------

Total assets                                       $ 85,816,171    $ 87,502,402
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 57,351,344    $ 57,603,476
  Accounts payable and other
   liabilities                                        1,444,851       1,333,488
  Accrued interest                                   12,445,732      12,031,123
  Due to local general partners and
   affiliates                                         1,505,208       1,617,113
  Due to general partner and
   affiliates                                         3,820,955       3,507,307
                                                   ------------    ------------

Total liabilities                                    76,568,090      76,092,507
                                                   ------------    ------------

Minority interest                                      (381,086)       (343,717)
                                                   ------------    ------------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                           10,056,825      12,160,026
  General partner                                      (427,658)       (406,414)
                                                   ------------    ------------

Total partners' capital (deficit)                     9,629,167      11,753,612
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 85,816,171    $ 87,502,402
                                                   ============    ============


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ==========================    ==========================
                              Three Months Ended             Six Months Ended
                                 September 30,                 September 30,
                          --------------------------    --------------------------
                             2003            2002          2003            2002
                          --------------------------    --------------------------
Revenues
Rental income             $ 2,276,960    $ 2,186,944    $ 4,545,702    $ 4,339,943
Other income                   51,068         48,571         87,258         88,692
                          -----------    -----------    -----------    -----------

Total revenues              2,328,028      2,235,515      4,632,960      4,428,635
                          -----------    -----------    -----------    -----------

Expenses
General and
  administrative              504,357        485,672      1,144,602      1,044,231
General and
  administrative-
  related parties
  (Note 2)                    244,473        248,730        496,153        493,712
Repairs and
  maintenance                 605,551        432,564      1,134,453        860,019
Operating                     291,231        218,993        556,243        449,509
Taxes                         181,774        180,072        360,481        356,214
Insurance                     186,335        115,616        348,280        237,839
Financial                     422,243        444,451      1,015,701      1,035,662
Depreciation
  and amortization            854,221        871,819      1,708,862      1,741,838
                          -----------    -----------    -----------    -----------


Total expenses              3,290,185      2,997,917      6,764,775      6,219,024
                          -----------    -----------    -----------    -----------

Loss before
  minority interest          (962,157)      (762,402)    (2,131,815)    (1,790,389)
Minority interest
  in loss of subsidiary
  partnerships                  3,863          2,298          7,370          5,346
                          -----------    -----------    -----------    -----------

Net loss                  $  (958,294)   $  (760,104)   $(2,124,445)   $(1,785,043)
                          ===========    ===========    ===========    ===========

Net loss-limited
  partners                $  (948,711)   $  (752,503)   $(2,103,201)   $(1,767,193)
                          ===========    ===========    ===========    ===========

Number of BACs
  outstanding                  58,928         58,928         58,928         58,928
                          ===========    ===========    ===========    ===========

Net loss per BAC          $    (16.10)   $    (12.77)   $    (35.69)   $    (29.99)
                          ===========    ===========    ===========    ===========

See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                       ============================================
                                          Limited        General
                          Total           Partners       Partner
                       --------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003        $ 11,753,612    $ 12,160,026    $   (406,414)

Net loss                 (2,124,445)     (2,103,201)        (21,244)
                       ------------    ------------    ------------

Partners' capital
  (deficit) -
  September 30, 2003   $  9,629,167    $ 10,056,825    $   (427,658)
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

                                            ==========================
                                                 Six Months Ended
                                                    September 30,
                                            --------------------------
                                                2003          2002
                                            --------------------------
Cash flows from operating activities:
Net loss                                    $(2,124,445)   $(1,785,043)
                                            -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                 1,708,862      1,741,838
Minority interest in loss of subsidiaries        (7,370)        (5,346)
(Increase) decrease in cash held in
  escrow                                        (68,733)        75,092
Decrease in other assets                        253,232          8,695
Increase in accounts payable and
  other liabilities                             111,362         38,741
Increase in accrued interest                    414,609        382,045
Increase in due to local general
  partners and affiliates                        23,744         27,269
Decrease in due to local general
  partners and affiliates                       (11,322)       (37,642)
Increase in due to
  general partner and affiliates                313,648        333,462
                                            -----------    -----------
Total adjustments                             2,738,032      2,564,154
                                            -----------    -----------

Net cash provided by operating
  activities                                    613,587        779,111
                                            -----------    -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                     (96,883)      (348,961)
Increase in cash held
  in escrow                                    (250,806)      (236,081)
Increase in due to local general
  partners and affiliates                        11,355        192,419
Decrease in due to local general
  partners and affiliates                       (64,066)             0
                                            -----------    -----------
Net cash used in investing activities          (400,400)      (392,623)
                                            -----------    -----------

                     INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                            ==========================
                                                 Six Months Ended
                                                    September 30,
                                            --------------------------
                                                2003          2002
                                            --------------------------
Cash flows from financing activities:
Principal payments of mortgage notes           (252,132)      (224,444)
Decrease in due to local general
  partner and affiliates                        (71,616)       (89,472)
Decrease in capitalization of consol-
  dated subsidiaries attributable to
  minority interest                             (29,999)             0
                                            -----------    -----------

Net cash used in financing activities          (353,747)      (313,916)
                                            -----------    -----------

Net (decrease) increase in cash and
  cash equivalents                             (140,560)        72,572
Cash and cash equivalents at
  beginning of period                           992,367      1,294,481
                                            -----------    -----------
Cash and cash equivalents at
  end of period                             $   851,807    $ 1,367,053
                                            ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30, 2003. All subsidiaries have fiscal quarters ending June 30, 2003. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1 through September 30. The Partnership's fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $4,000 and $4,000 and $10,000 and $9,000 for the three and six months ended September 30, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

consolidation,   all   subsidiary   partnership   losses  are  included  in  the
Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of operations for the three and six months ended September 30, 2003 and 2002 and cash flows for the six months ended September 30, 2003 and 2002, respectively. However, the operating results for the six months ended September 30, 2003 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2003 and 2002 were as follows:

                                 Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                -------------------   -------------------
                                  2003       2002       2003       2002
                                -------------------   -------------------
Partnership management
  fees (a)                      $136,500   $136,500   $273,000   $273,000
Expense reimbursement (b)         24,647     28,723     56,049     58,143
Local administrative fee (c)       8,000      8,000     16,000     16,000
                                --------   --------   --------   --------

Total general and admini-
  strative-General Partner       169,147    173,223    345,049    347,143
                                --------   --------   --------   --------
Property management fees
  incurred to affiliates of
  the subsidiary partner-
  ships' general partners (d)     75,326     75,507    151,104    146,569
                                --------   --------   --------   --------


Total general and admini-
  strative-related parties      $244,473   $248,730   $496,153   $493,712
                                ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,066,000 and $2,793,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partner's

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $186,915 and $167,824 and $345,882 and $315,159 for the three and six months ended September 30, 2003 and 2002, respectively. Of these fees, $75,326 and $75,507 and $151,104 and $146,569 were incurred to affiliates of the subsidiary partnerships' general partners.


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

As of September 30, 2003, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow).

For the six months ended September 30, 2003, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $141,000. This decrease is due to improvements in property and equipment ($97,000), an increase in cash held in escrow for investing activities ($251,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($124,000), principal payments of mortgage notes ($252,000) and a decrease in capitalization of consolidated subsidiaries ($30,000) which exceeded cash provided by operating activities ($614,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,709,000).

At September 30, 2003, there was approximately $82,000 in the working capital reserves. For the six months ended September 30, 2003, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $3,066,000 and $2,793,000 were accrued and unpaid as of September 30, 2003 and March 31, 2003, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but are under no obligation to continue to do so (see Note 2).

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of such ten-year period. If trends in the real estate market warranted a sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

Property and Equipment
----------------------
Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis is below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities ( or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2003 and 2002 consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 5% for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, operating and insurance, remained fairly consistent with an increase of approximately 1% for both the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002.

Repairs and maintenance increased approximately $173,000 and $274,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to increased repairs and maintenance payroll at two Local Partnerships and new appliances, painting and carpeting at a third Local Partnership.

Operating expenses increased approximately $72,000 and $107,000 for the three and six months ended September 30, 2003 as compared to the corresponding periods in 2002, primarily due to an utility refund received at one Local Partnership in 2002 and an underaccrual of gas expense in 2002 as well as increased gas costs at a second Local Partnership.

Insurance increased approximately $71,000 and $110,000 for the three and six months ended September 30, 2003, as compared to the corresponding periods in 2002, primarily due to increased premiums at the Local Partnerships.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of Related Independence Associates L.P., which is the General Partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 30, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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

               (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

               (10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

               (10D) Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships*

               31.1  Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

               31.2  Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

               32.1 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

               32.2 Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES L.P., General Partner

                            By: RELATED INDEPENDENCE
                                ASSOCIATES INC., General Partner


Date: October 28, 2003

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (chief financial officer)

Date:  October 28, 2003

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (chief accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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


     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.



          Date: October 28, 2003
                ----------------
                                                     By: /s/ Michael Brenner
                                                         -------------------
                                                         Michael Brenner
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)

Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of the Partnership;

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


     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rues 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.



          Date: October 28, 2003
                ----------------
                                                     By: /s/ Alan P. Hirmes
                                                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Chief Executive Officer
     October 28, 2003

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     October 28, 2003