Form 10-Q
period 2003-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2004-01-30
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2003

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

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2003             2003
                                                   ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $29,326,196 and $26,736,066,
  respectively                                     $ 80,142,195    $ 82,509,050
Cash and cash equivalents                               723,316         992,367
Cash held in escrow                                   3,219,829       3,032,158
Deferred costs, net of accumulated
  amortization of $180,775 and
  $168,685, respectively                                214,337         226,427
Other assets                                            659,502         742,400
                                                   ------------    ------------

Total assets                                       $ 84,959,179    $ 87,502,402
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2003             2003
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 57,202,154    $ 57,603,476
  Accounts payable and other
   liabilities                                        1,337,721       1,333,488
  Accrued interest                                   13,000,265      12,031,123
  Due to local general partners and
   affiliates                                         1,510,999       1,617,113
  Due to general partner and
   affiliates                                         3,988,445       3,507,307
                                                   ------------    ------------

Total liabilities                                    77,039,584      76,092,507
                                                   ------------    ------------

Minority interest                                      (405,849)       (343,717)
                                                   ------------    ------------

Commitments and contingencies (Note 3)
Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                            8,766,140      12,160,026
  General partner                                      (440,696)       (406,414)
                                                   ------------    ------------

Total partners' capital (deficit)                     8,325,444      11,753,612
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 84,959,179    $ 87,502,402
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ============================    ============================
                               Three Months Ended              Nine Months Ended
                                   December 31,                    December 31,
                          ----------------------------    ----------------------------
                              2003            2002            2003            2002
                          ----------------------------    ----------------------------
Revenues
Rental income             $  2,274,211    $  2,210,730    $  6,819,913    $  6,550,673
Other income                    55,126          47,962         142,384         136,654
                          ------------    ------------    ------------    ------------

Total revenues               2,329,337       2,258,692       6,962,297       6,687,327
                          ------------    ------------    ------------    ------------

Expenses
General and
  administrative               569,150         517,705       1,713,752       1,561,936
General and
  administrative-
  related parties
  (Note 2)                     250,732         244,626         746,885         738,338
Repairs and
  maintenance                  529,536         516,023       1,663,989       1,376,042
Operating                      237,059         214,316         793,302         663,825
Taxes                          178,159         167,693         538,640         523,907
Insurance                      134,176         103,838         482,455         341,677
Financial                      844,483         806,228       1,860,184       1,841,890
Depreciation
  and amortization             893,357         865,596       2,602,220       2,607,434
                          ------------    ------------    ------------    ------------

Total expenses               3,636,652       3,436,025      10,401,427       9,655,049
                          ------------    ------------    ------------    ------------

Loss before
  minority interest         (1,307,315)     (1,177,333)     (3,439,130)     (2,967,722)
Minority interest
  in loss of subsidiary
  partnerships                   3,592           1,946          10,962           7,292
                          ------------    ------------    ------------    ------------

Net loss                  $ (1,303,723)   $ (1,175,387)   $ (3,428,168)   $ (2,960,430)
                          ============    ============    ============    ============

Net loss-limited
  partners                $ (1,290,685)   $ (1,163,633)   $ (3,393,886)   $ (2,930,826)
                          ============    ============    ============    ============

Number of BACs
  outstanding                   58,928          58,928          58,928          58,928
                          ============    ============    ============    ============

Net loss per BAC          $     (21.90)   $     (19.75)   $     (57.59)   $     (49.74)
                          ============    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                      =============================================
                                        Limited          General
                          Total         Partners         Partner
                      ---------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2003       $ 11,753,612    $ 12,160,026    $   (406,414)

Net loss                (3,428,168)     (3,393,886)        (34,282)
                      ------------    ------------    -------------

Partners' capital
  (deficit) -
  December 31, 2003   $  8,325,444    $  8,766,140    $   (440,696)
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

                                                   ============================
                                                        Nine Months Ended
                                                           December 31,
                                                   -----------------------------
                                                      2003              2002
                                                   -----------------------------
Cash flows from operating activities:
Net loss                                           $(3,428,168)     $(2,960,430)
                                                   -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                        2,602,220        2,607,434
Minority interest in loss of subsidiaries              (10,962)          (7,292)
Decrease in cash held in
  escrow                                                18,118          292,523
Decrease (increase) in other assets                     82,898         (171,363)
Increase (decrease) in accounts
  payable and other liabilities                          4,233          (55,523)
Increase in accrued interest                           969,142          897,989
Increase in due to local general
  partners and affiliates                               32,501           35,787
Decrease in due to local general
  partners and affiliates                              (14,429)         (21,349)
Increase in due to
  general partner and affiliates                       481,138          501,687
                                                   -----------      -----------
Total adjustments                                    4,164,859        4,079,893
                                                   -----------      -----------

Net cash provided by operating
  activities                                           736,691        1,119,463
                                                   -----------      -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                           (223,275)        (366,123)
Increase in cash held
  in escrow                                           (205,789)        (411,594)
Increase in due to local general
  partners and affiliates                               11,355          207,760
Decrease in due to local general
  partners and affiliates                              (63,925)               0
                                                   -----------      -----------
Net cash used in investing activities                 (481,634)        (569,957)
                                                   -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Nine Months Ended
                                                           December 31,
                                                   -----------------------------
                                                      2003              2002
                                                   -----------------------------
Cash flows from financing activities:
Principal payments of mortgage notes                  (401,322)        (361,374)
Decrease in due to local general
  partner and affiliates                               (71,616)        (119,472)
Decrease in capitalization of
  consolidated subsidiaries attributable
  to minority interest                                 (51,170)               0
                                                   -----------      -----------

Net cash used in financing activities                 (524,108)        (480,846)
                                                   -----------      -----------

Net (decrease) increase in cash and
  cash equivalents                                    (269,051)          68,660
Cash and cash equivalents at
  beginning of period                                  992,367        1,294,481
                                                   -----------      -----------
Cash and cash equivalents at
  end of period                                    $   723,316      $ 1,363,141
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December 31, 2003. All subsidiaries have fiscal quarters ending September 30, 2003. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $8,000 and $8,000 and $18,000 and $17,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses
attributable  to  minority  interests  which  exceed  the  minority   interests'

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2003.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2003, the results of operations for the three and nine months ended December 31, 2003 and 2002 and cash flows for the nine months ended December 31, 2003 and 2002, respectively. However, the operating results for the nine months ended December 31, 2003 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2003 and 2002 were as follows:

                                       Three Months Ended     Nine Months Ended
                                           December 31,           December 31,
                                       -----------------------------------------
                                         2003       2002       2003       2002
                                       -----------------------------------------
Partnership management
  fees (a)                             $136,500   $136,500   $409,500   $409,500
Expense reimbursement (b)                31,036     26,842     87,085     84,985
Local administrative fee (c)              8,000      8,000     24,000     24,000
                                       --------   --------   --------   --------


Total general and admini-
  strative-General Partner              175,536    171,342    520,585    518,485
Property management fees
  incurred to affiliates of
  the subsidiary partner-
  ships' general partners (d)            75,196     73,284    226,300    219,853
                                       --------   --------   --------   --------
Total general and admini-
  strative-related parties             $250,732   $244,626   $746,885   $738,338
                                       ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,202,000 and $2,793,000 were accrued and unpaid as of December

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003
                                   (Unaudited)


31, 2003 and March 31, 2003, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $147,213 and $160,495 and $493,095 and $475,654 for the three and nine months ended December 31, 2003 and 2002, respectively. Of these fees, $75,196 and $73,284 and $226,300 and $219,853 were incurred to affiliates of the subsidiary partnerships' general partners.


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

As of December 31, 2003, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow).

For the nine months ended December 31, 2003, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $269,000. This decrease is due to improvements in property and equipment ($223,000), principal payments of mortgage notes ($401,000), an increase in cash held in escrow relating to investing activities ($206,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($124,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($51,000) which exceeded cash provided by operating activities ($737,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($2,602,000).

At December 31, 2003, there was approximately $76,000 in the working capital reserves. For the nine months ended December 31, 2003, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partners amounting to approximately $3,202,000 and $2,793,000 were accrued and unpaid as of December 31, 2003 and March 31, 2003, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December  31,  2003  and  2002  consisted   primarily  of  the  results  of  the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 4% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to rental rate increases.

Total expenses, excluding repairs and maintenance, operating and insurance, remained fairly consistent with increases of approximately 5% and 3% for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002.

Repairs and maintenance increased approximately $288,000 for the nine months ended December 31, 2003 as compared to the corresponding period in 2002, primarily due to increased repairs and maintenance payroll at two Local Partnerships and upgrades in appliances, painting and carpeting at a third Local Partnership in the first quarter.

Operating expenses increased approximately $23,000 and $129,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to an utility refund received at one Local Partnership in 2002 and an underaccrual of gas expense in 2002 at a second Local Partnership.

Insurance increased approximately $30,000 and $141,000 for the three and nine months ended December 31, 2003 as compared to the corresponding periods in 2002, primarily due to increased premiums at the Local Partnerships.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of Related Independence Associates L.P., which is the General Partner of the Partnership, have evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003 (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting them, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act .

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 31, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting .

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


Date: January 30, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Senior Vice President
                                    (principal financial officer)

Date: January 30, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: January 30, 2004
               ----------------
                                                  By: /s/ Michael Brenner
                                                      -------------------
                                                      Michael Brenner
                                                      Chief Executive Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2003 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: January 30, 2004
               ----------------
                                                  By: /s/ Alan P. Hirmes
                                                      ------------------
                                                      Alan P. Hirmes
                                                      Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Brenner, Chief Executive Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Michael Brenner
     -------------------
     Michael Brenner
     Chief Executive Officer
     January 30, 2004

                                                                    Exhibit 32.2


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     January 30, 2004