Form 10-K
period 2004-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2004-06-18
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

                                       OR

        TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                       Commission File Number 33-37704-03

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3646846
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                                10022
--------------------------------------                            --------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2003 was $10,057,000, based on Limited Partner equity as of such date.

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

On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2004, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2004, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $282,000 remains to be paid to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

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

Item 2. Properties.

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2004. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------
                                                 % of Units Occupied  at  May 1,
Name and Location                               --------------------------------
(Number of Units)              Date Acquired    2004   2003   2002   2001   2000
-----------------              -------------    ----   ----   ----   ----   ----
Lincoln Renaissance
Reading, PA (52)               April 1993        97%   100%    98%    96%    98%

United Germano-Millgate
Limited Partnership
Chicago, IL (350)              October 1993      98%    99%    99%    99%    99%

Mansion Court Associates
Philadelphia, PA (30)          November 1993     57%    87%    97%    90%    97%

Derby Run Associates, L.P.
Hampton, VA (160)              February 1994     91%    96%    98%    98%    89%

Renaissance Plaza '93
Associates , L.P.
Baltimore, MD (95)             February 1994     97%    98%   100%   100%    95%

Tasker Village Associates
Philadelphia, PA (28)          May 1994          79%   100%   100%    96%    93%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)           September 1994    99%   100%    95%   100%    97%

Colden Oaks
Limited Partnership
Los Angeles, CA (38)           September 1994    97%   100%   100%    97%   100%

Brynview Terrace, L.P.
Los Angeles, CA (8)            September 1994   100%   100%   100%   100%   100%

NLEDC, L.P.
Los Angeles, CA (43)           September 1994    98%   100%   100%   100%   100%

Creative Choice
Homes VI, Ltd.
Miami, FL (102)                September 1994    99%    99%   100%   100%   100%

P&P Homes for the
Elderly, L.P.
Los Angeles, CA (107)          September 1994    98%   100%   100%   100%    99%

                           Local Partnership Schedule
                                   (continued)
                                                     % of Units Occupied  at  May 1,
Name and Location                                    -------------------------------
(Number of Units)                   Date Acquired    2004   2003   2002  2001   2000
-----------------                   -------------    ----   ----   ----  ----   ----
Clear Horizons
Limited Partnership
Shreveport, LA (84)                 December 1994     95%    99%    95%   99%    98%

Neptune Venture, L.P.
Neptune Township, NJ (99)           April 1995       100%   100%   100%  100%    97%

Affordable Green Associates L.P.
New York, NY (41)                   April 1995       100%   100%   100%  100%   100%

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

As of March 31, 2004, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 4, 2004, the Partnership has approximately 3,442 registered holders of an aggregate of 58,928 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2004. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

                                                           Year Ended March 31,
                               ----------------------------------------------------------------------------
OPERATIONS                         2004            2003            2002            2001            2000
----------                     ------------    ------------    ------------    ------------    ------------
Revenues                       $  9,359,288    $  9,140,057    $  9,013,667    $  8,662,312    $  8,211,451
Operating expenses              (14,653,886)    (13,685,802)    (13,154,549)    (13,480,310)    (13,137,023)
                               ------------    ------------    ------------    ------------    ------------

Loss before minority
  interest                       (5,294,598)     (4,545,745)     (4,140,882)     (4,817,998)     (4,925,572)
Minority interest in loss of
  subsidiaries                       16,161          10,959           8,204          11,423          10,908
                               ------------    ------------    ------------    ------------    ------------
Net loss                       $ (5,278,437)   $ (4,534,786)   $ (4,132,678)   $ (4,806,575)   $ (4,914,664)
                               ============    ============    ============    ============    ============

Net loss per weighted
  average BAC                  $     (88.68)   $     (76.19)   $     (69.43)   $     (80.75)   $     (82.57)
                               ============    ============    ============    ============    ============

                                                                 March 31,
                               ----------------------------------------------------------------------------
FINANCIAL POSITION                 2004            2003            2002            2001            2000
------------------             ------------    ------------    ------------    ------------    ------------
Total assets                   $ 84,016,822    $ 87,502,402    $ 90,796,504    $ 93,702,404    $ 96,634,527
                               ============    ============    ============    ============    ============

Total liabilities              $ 77,992,941    $ 76,092,507    $ 74,604,701    $ 73,295,501    $ 71,338,864
                               ============    ============    ============    ============    ============

Minority interest              $   (451,294)   $   (343,717)   $    (96,595)   $    (14,173)   $     68,012
                               ============    ============    ============    ============    ============

Total partners' capital        $  6,475,175    $ 11,753,612    $ 16,288,398    $ 20,421,076    $ 25,227,651
                               ============    ============    ============    ============    ============


During the years ended March 31, 2004, 2003, 2002, 2001 and 2000, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2004.

                  Selected Quarterly Financial Data (Unaudited)

                                                               Quarter Ended
                                    ---------------------------------------------------------------------
OPERATIONS                          June 30,2003    September 30,2003   December 31,2003    March 31,2004
----------                          ------------    -----------------   ----------------    -------------
Revenues                            $ 2,304,932        $ 2,328,028        $ 2,329,337        $ 2,396,991


Operating expenses                   (3,474,590)        (3,290,185)        (3,636,652)        (4,252,459)
                                    -----------        -----------        -----------        -----------

Loss before minority interest        (1,169,658)          (962,157)        (1,307,315)        (1,855,468)

Minority interest in loss of
  subsidiaries                            3,507              3,863              3,592              5,199
                                    -----------        -----------        -----------        -----------

Net loss                            $(1,166,151)       $  (958,294)       $(1,303,723)       $(1,850,269)
                                    ===========        ===========        ===========        ===========

Net loss per weighted aver-
  age BAC                           $    (19.59)       $    (16.10)       $    (21.90)       $    (31.09)
                                    ===========        ===========        ===========        ===========

                                                               Quarter Ended
                                    ---------------------------------------------------------------------
OPERATIONS                          June 30,2002    September 30,2002   December 31,2002    March 31,2003
----------                          ------------    -----------------   ----------------    -------------
Revenues                            $ 2,193,120        $ 2,235,515        $ 2,258,692        $ 2,452,730

Operating expenses                   (3,221,107)        (2,997,917)        (3,436,025)        (4,030,753)
                                    -----------        -----------        -----------        -----------

Loss before minority interest        (1,027,987)          (762,402)        (1,177,333)        (1,578,023)

Minority interest in loss of
  subsidiaries                            3,048              2,298              1,946              3,667
                                    -----------        -----------        -----------        -----------

Net loss                            $(1,024,939)       $  (760,104)       $(1,175,387)       $(1,574,356)
                                    ===========        ===========        ===========        ===========

Net loss per weighted aver-
  age BAC                           $    (17.22)       $    (12.77)       $    (19.75)       $    (26.45)
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

Through March 31, 2004, the Partnership has invested all of the net proceeds in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow).

For the year ended March 31, 2004, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($276,000) due to the principal payments of mortgage notes ($494,000), acquisition of property and equipment ($357,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($91,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($130,000) which exceeded cash provided by operating activities ($792,000) and a decrease in cash held in escrow relating to investing activities ($3,000). Included in the adjustments to reconcile the net loss to cash provided by operations is depreciation and amortization of approximately $3,426,000.

At March 31, 2004, there is a balance of approximately $136,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2004, 2003 and 2002, amounts received from operations of the Local Partnerships were approximately $88,000, $88,000 and $71,000, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $3,339,000 and $2,793,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively (see Note 8). Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments as of March 31, 2004 to make future payments under its debt agreements and other contractual obligations.

                                                Less
                                                than         1 - 3          3 -5       More than
                                 Total         1 Year        Years         Years        5 Years
                              -----------   -----------   -----------   -----------   -----------
Mortgage notes
  payable (a)                 $57,109,969   $   559,245   $ 1,259,165   $ 1,458,479   $53,833,080
Loans payable to
  general partner
  and affiliates (b)              238,634       238,634             0             0             0
                              -----------   -----------   -----------   -----------   -----------

                              $57,348,603   $   797,879   $ 1,259,165   $ 1,458,479   $53,833,080
                              ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $175,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

(b)  See Note 8 (B) in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

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

Through March 31, 2004, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively).

The net loss for the 2003, 2002 and 2001 Fiscal Years totaled $5,278,437, $4,534,786 and $4,132,678, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,746,267 of Housing Tax Credits during each of the 2003, 2002 and 2001 tax years, respectively.

2003 vs. 2002
-------------
The Partnership's results of operations for the 2003 and 2002 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately $122,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to a decrease in interest earned on a capital installment at one Local Partnership, a utility refund in the prior year at a second Local Partnership and insurance claim proceeds in the prior year at a third Local Partnership.

Total expenses, excluding general and administrative, repairs and maintenance and insurance, remained fairly consistent with an increase of approximately 2% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

General and administrative increased approximately $422,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to an increase in incentive management fees at one Local Partnership and increased office supplies and tenant programs at a second Local Partnership.

Repairs and maintenance increased approximately $259,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to increased repairs and maintenance payroll at one Local Partnership and upgrades in appliances, painting and carpeting at a second Local Partnership.

Insurance increased approximately $81,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to increased insurance premiums at the Local Partnerships.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2003, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $195,919. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2003, is $215,190 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2003.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs as, for example, for such items as fuel, utilities and labor.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm          15

         Consolidated Balance Sheets at March 31, 2004 and 2003           52

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    53

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2004,  2003 and
         2002                                                             54

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 2004, 2003 and 2002                                    55

         Notes to Consolidated Financial Statements                       57

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for thirteen (Fiscal 2003) and twelve (Fiscal 2002 and 2001) subsidiary partnerships whose losses aggregated $3,685,633, $2,808,360 and $2,471,026 for the 2003, 2002 and 2001
Fiscal Years, respectively, and whose assets constituted 68% of the Partnership's assets at March 31, 2004 and 2003, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP



New York, New York
June 17, 2004

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 30, 2004, on our consideration of Lincoln Renaissance's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2003 and 2002, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 9, 2004, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
February 9, 2004

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
January 29, 2003

EIN 36-4025026
Engagement Partner: Paul H.  Wieland

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT


To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated February 6, 2004, on our consideration of Mansion Court Associates 's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

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


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DERBY RUN ASSOCIATES, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity and accounting principles generally accepted in the United States and America.

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


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
January 23, 2004

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

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2003 and 2002, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2003 and 2002, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended December 31, 2003, dated January 16, 2004, on our consideration of Tasker Village's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grants. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 25 through 29 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 16, 2004

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 17, 2003

[Letterhead of CLIFFORD R. BENN]


INDEPENDENT AUDITOR'S REPORT


General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2003 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2003 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn
February 11, 2004
Carson, California

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2002 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


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


/s/ Clifford R. Benn
February 26, 2002
Carson, California

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2003 and 2002, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's general partners. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2003 and 2002, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with general accepted accounting principles.


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2004

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


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2003

[Letterhead of CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2003 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2003 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn
February 20, 2004
Carson, California

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2002 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


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


/s/ Clifford R. Benn
February 22, 2002
Carson, California

[Letterhead of ROBERT J. PACHECO, CPA]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

We have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2003, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2003, and the results of its operations, changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with GOVERNMENT AUDITING STANDARDS AND THE CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the U. S. Department of Housing and Urban Development, we have also issued reports dated February 7, 2004, on our consideration of the Partnership's internal control, on its compliance with specific requirements applicable to nonmajor HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.


/s/ Robert J. Pacheco, CPA
Pasadena, California
February 7, 2004

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


/s/ Robert J. Pacheco, CPA
Pasadena, California
March 11, 2002

[Letterhead of REZNICK FEDDER & SILVERMAN]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 2003, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 2003, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
May 18, 2004

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

[Letterhead of BERT D. SAMUELS CPA]

Independent Auditor's Report

To the Partners
P & P Home for the Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home for the Elderly, L.P. as of December 31, 2003, and the related statements of income, changes in partners' equity and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P. as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Bert D. Samuels CPA
Encino, California
February 28, 2004

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


/s/ Charles P. Benedict, CPA
Monrovia, California
February 28, 2002

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 2003, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2003 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2003 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2004 on our consideration of Clear Horizons Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 9, 2004

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 31, 2003

[Letterhead of LAWLOR, O'BRIEN & CHERVENAK, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2003 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2003 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 24, 2004

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


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 27, 2002

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                            March 31,
                                                                  -----------------------------
                                                                      2004             2003
                                                                  ------------     ------------
Property and equipment net, less accumulated
  depreciation (Notes 2, 4 and 7)                                 $ 79,455,298     $ 82,509,050
Cash and cash equivalents (Notes 2, 3 and 10)                          716,058          992,367
Cash held in escrow (Notes 3 and 5)                                  3,041,671        3,032,158
Deferred costs, less accumulated amortization (Notes 2 and 6)          211,030          226,427
Other assets                                                           592,765          742,400
                                                                  ------------     ------------

                                                                  $ 84,016,822     $ 87,502,402
                                                                  ============     ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)                                   $ 57,109,969     $ 57,603,476
Accounts payable and other liabilities                               1,208,552        1,333,488
Accrued interest                                                    13,698,965       12,031,123
Due to local general partners and affiliates (Note 8)                1,754,760        1,617,113
Due to general partner and affiliates (Note 8)                       4,220,695        3,507,307
                                                                  ------------     ------------

                                                                    77,992,941       76,092,507
                                                                  ------------     ------------
Minority interest                                                     (451,294)        (343,717)
                                                                  ------------     ------------

Commitments and contingencies (Notes 7, 8 and 10)

Partners' capital (deficit):
Limited partners
  (58,928 BACs issued and outstanding)                               6,934,373       12,160,026
General partner                                                       (459,198)        (406,414)
                                                                  ------------     ------------

Total partners' capital (deficit)                                    6,475,175       11,753,612
                                                                  ------------     ------------

Total liabilities and partners' capital (deficit)                 $ 84,016,822     $ 87,502,402
                                                                  ============     ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended March 31,
                                              ----------------------------------------------
                                                  2004             2003             2002
                                              ------------     ------------     ------------
Revenues

Rental income                                 $  9,182,883     $  8,841,414     $  8,519,231
Other income                                       176,405          298,643          494,436
                                              ------------     ------------     ------------
                                                 9,359,288        9,140,057        9,013,667
                                              ------------     ------------     ------------
Expenses
General and administrative                       2,702,969        2,280,440        2,088,577
General and administrative-related parties
  (Note 8)                                         991,402          992,455          969,639
Repairs and maintenance                          2,205,546        1,946,913        1,802,164
Operating                                        1,105,217        1,011,399          954,117
Taxes                                              733,695          668,743          724,587
Insurance                                          696,677          616,132          463,831
Financial, principally interest                  2,792,662        2,650,829        2,650,875
Depreciation and amortization                    3,425,718        3,518,891        3,500,759
                                              ------------     ------------     ------------
Total expenses                                  14,653,886       13,685,802       13,154,549
                                              ------------     ------------     ------------

Loss before minority interest                   (5,294,598)      (4,545,745)      (4,140,882)

Minority interest in loss of subsidiary
  partnerships                                      16,161           10,959            8,204
                                              ------------     ------------     ------------

Net loss                                      $ (5,278,437)    $ (4,534,786)    $ (4,132,678)
                                              ============     ============     ============

Net loss - limited partners                   $ (5,225,653)    $ (4,489,438)    $ (4,091,351)
                                              ============     ============     ============

Number of BACs outstanding                          58,928           58,928           58,928
                                              ============     ============     ============

Net loss per BAC                              $     (88.68)    $     (76.19)    $     (69.43)
                                              ============     ============     ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                   Limited           General
                                                   Total           Partners          Partner
                                                ------------     ------------     ------------
Partners' capital (deficit) -- April 1, 2001    $ 20,421,076     $ 20,740,815     $   (319,739)

Net loss                                          (4,132,678)      (4,091,351)         (41,327)
                                                ------------     ------------     ------------
Partners capital (deficit) -- March 31, 2002      16,288,398       16,649,464         (361,066)

Net loss                                          (4,534,786)      (4,489,438)         (45,348)
                                                ------------     ------------     ------------

Partners capital (deficit) - March 31, 2003       11,753,612       12,160,026         (406,414)

Net loss                                          (5,278,437)      (5,225,653)         (52,784)
                                                ------------     ------------     ------------

Partners capital (deficit) - March 31, 2004     $  6,475,175     $  6,934,373     $   (459,198)
                                                ============     ============     ============

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                               Year Ended March 31,
                                                    -------------------------------------------
                                                       2004            2003            2002
                                                    -----------     -----------     -----------
Cash flows from operating activities:
Net loss                                            $(5,278,437)    $(4,534,786)    $(4,132,678)
                                                    -----------     -----------     -----------
Adjustments to reconcile net loss to net
  cash provided by operating activities:
Depreciation and amortization                         3,425,718       3,518,891       3,500,759
Minority interest in loss of subsidiary
  partnerships                                          (16,161)        (10,959)         (8,204)
(Increase) decrease in assets:
Cash held in escrow                                     (12,713)        (30,654)         12,106
Other assets                                            149,635         (82,455)         (3,880)
Increase (decrease) in liabilities:
Accounts payable and other liabilities                 (124,936)        (44,300)       (246,440)
Accrued interest                                      1,667,842       1,453,193       1,408,575
Increase in due to local general partners
  and affiliates                                        272,373          23,862          20,166
Decrease in due to local general partners
  and affiliates                                         (4,522)       (181,090)       (169,418)
Due to general partner and affiliates                   713,388         692,199         611,089
                                                    -----------     -----------     -----------
Total adjustments                                     6,070,624       5,338,687       5,124,753
                                                    -----------     -----------     -----------

Net cash provided by operating activities               792,187         803,901         992,075
                                                    -----------     -----------     -----------

Cash flows from investing activities:
Improvements to property and equipment                 (356,569)       (487,607)       (336,097)
Decrease in cash held in escrow                           3,200          73,813          72,248
Increase in due to local general partners
  and affiliates                                              0         137,141           1,570
Decrease in due to local general partners
  and affiliates                                        (38,151)              0         (51,364)
                                                    -----------     -----------     -----------

Net cash used in investing activities                  (391,520)       (276,653)       (313,643)
                                                    -----------     -----------     -----------

Cash flows from financing activities:
Principal payments of mortgage notes                   (493,507)       (479,998)       (296,775)
Increase in due to local general partners
  and affiliates                                          7,097          14,940          31,797
Decrease in due to local general partners
  and affiliates                                        (99,150)       (128,141)              0
Decrease in capitalization of consolidated
  subsidiaries attributable to minority interest        (91,416)       (236,163)        (74,218)
                                                    -----------     -----------     -----------

Net cash used in financing activities                  (676,976)       (829,362)       (339,196)
                                                    -----------     -----------     -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                Year Ended March 31,
                                                    -------------------------------------------
                                                       2004            2003            2002
                                                    -----------     -----------     -----------
Net (decrease) increase in cash and cash
  equivalents                                          (276,309)       (302,114)        339,236

Cash and cash equivalents at beginning of year          992,367       1,294,481         955,245
                                                    -----------     -----------     -----------

Cash and cash equivalents at end of year            $   716,058     $   992,367     $ 1,294,481
                                                    ===========     ===========     ===========

Supplemental disclosure of cash flows
  information:
Cash paid during the year for interest              $ 1,135,516     $ 1,211,218     $ 1,217,349
                                                    ===========     ===========     ===========

See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which complexes may also be eligible for the historic rehabilitation tax credit.

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 2004.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $29,000, $27,000 and $26,000 for the years ended March 31, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2004, distributions to several minority interests have exceeded their investments.

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

Through March 31, 2004, the Partnership has recorded an aggregate loss on impairment of assets of approximately $3,926,000.

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

e) Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

f) Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                            March 31, 2004                March 31, 2003
                                      --------------------------    --------------------------
                                                      Carrying                      Carrying
                                        Amount       Fair Value       Amount       Fair Value
                                      -----------    -----------    -----------    -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value    $ 8,078,570    $ 8,227,133    $20,163,868    $15,987,427
Not practicable                       $49,031,399              *    $37,439,608              *

*Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                               March 31,               Estimated
                                   -------------------------------    Useful Lives
                                       2004              2003           (Years)
                                   -------------     -------------    ------------
Land                               $   6,228,836     $   6,228,836        --
Building and improvements            102,072,423       101,718,677       10-40
Furniture and fixtures                 1,299,937         1,297,603       5-10
                                   -------------     -------------
                                     109,601,196       109,245,116
Less:  Accumulated depreciation      (30,145,898)      (26,736,066)
                                   -------------     -------------

                                   $  79,455,298     $  82,509,050
                                   =============     =============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2004 and 2003, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 2004 and 2003. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2004, 2003 and 2002 amounted to $3,410,321, $3,499,640 and $3,475,234, respectively.

During Fiscal Year 2004, $489 of accumulated depreciation on assets disposed of was written off.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                               March 31,
                                                      --------------------------
                                                         2004            2003
                                                      ----------      ----------
Purchase price payments*                              $   23,683      $   23,683
Real estate taxes, insurance and other                 1,138,159       1,125,446
Reserve for replacements (Note 7)                      1,879,829       1,883,029
                                                      ----------      ----------

                                                      $3,041,671      $3,032,158
                                                      ==========      ==========

*Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                  March 31,
                                          ------------------------
                                             2004          2003       Period
                                          ---------     ----------    -------
Financing costs                           $ 361,409     $ 361,409        *
Other                                        33,703        33,703     various
                                          ---------     ----------
                                            395,112        395,112
Less:  Accumulated amortization            (184,082)      (168,685)
                                          ---------     ----------

                                          $ 211,030     $  226,427
                                          =========     ==========

*Over the life of the related mortgages.


Amortization expense for the years ended March 31, 2004, 2003 and 2002 amounted to $15,397, $19,251 and $25,525, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $175,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $4,102,647 and $4,347,411 at December 31, 2003 and 2002, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                  Amount
------------------                -----------
2004                              $   559,245
2005                                  606,012
2006                                  653,153
2007                                  699,311
2008                                  759,168
Thereafter                         53,833,080
                                   ----------
                                  $57,109,969
                                  ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $29,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



A) Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2004, 2003 and 2002 were as follows:

                                                       Year Ended March 31,
                                                --------------------------------
                                                  2004        2003        2002
                                                --------    --------    --------
Partnership management fees (a)                 $546,000    $546,000    $546,000
Expense reimbursement (b)                        122,835     121,297     110,132
Local administrative fees (d)                     35,000      32,550      32,500
                                                --------    --------    --------
Total general and administrative-
General Partner                                  703,835     699,847     688,632
                                                --------    --------    --------
Property management fees incurred to
affiliates of the subsidiary partnerships'
general partners (c)                             287,567     292,608     281,007
                                                --------    --------    --------
Total general and administrative-
related parties                                 $991,402    $992,455    $969,639
                                                ========    ========    ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,339,000 and $2,793,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $651,000 and $528,000 were accrued and unpaid as of March 31, 2004 and 2003, respectively.

(c) Property management fees incurred by subsidiary partnerships amounted to $672,734, $621,058, and $621,561 for the years ended March 31, 2004, 2003 and
2002, respectively. Of these fees $287,567, $292,608 and $281,007 were earned by affiliates of the Local General Partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



B) Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2004 and 2003 consists of the following:

                                                                March 31,
                                                       --------------------------
                                                          2004           2003*
                                                       -----------    -----------
Operating deficit advances                             $         0    $    99,150
Operating advances                                           5,000          5,000
Development fee payable                                    804,941        825,950
Construction costs payable                                 476,570        493,712
Management and other operating advances                    229,615        (38,236)
Loans payable to general partner and affiliates (a)        238,634        231,537
                                                       -----------    -----------

                                                       $ 1,754,760    $ 1,617,113
                                                       ===========    ===========

(a) Affordable Green Associates, L.P. ("Affordable Green") borrowed monies from affiliates of the local general partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest. During 2003, Affordable Green borrowed additional monies from affiliates of a local general partner. The loans are non-interest bearing and are not expected to be repaid within the next operating cycle.

* Reclassified for comparative purposes.


NOTE 9 - Income Taxes

A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                             Year Ended March 31,
                                                  -------------------------------------------
                                                     2004            2003            2002
                                                  -----------     -----------     -----------
Financial statement net loss                      $(5,278,437)    $(4,534,786)    $(4,132,678)

Differences between depreciation and amortiza-
tion  expense records for financial reporting
purposes and the accelerated costs recovery
system utilized for income tax purposes              (478,109)       (563,731)       (748,215)

Tax exempt interest income                             (2,100)         (3,606)         (8,680)

Differences resulting  from parent  company
having a different fiscal year for income tax
and financial reporting purposes                       12,179           4,309          53,481

Other, including accruals for financial repo-
rting not  deductible  for tax purposes until
paid                                                  585,145         316,434         103,406
                                                  -----------     -----------     -----------

Net loss as shown on the income tax return
for the calendar year ended                       $(5,161,322)    $(4,781,380)    $(4,732,686)
                                                  ===========     ===========     ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004



NOTE 10 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2003, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $195,919. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2003 is $215,190 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2003.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. At March 31, 2004, uninsured cash and cash equivalents approximated $955,000.

c) Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC has gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,746,267 of Housing Tax Credits during each of the 2003, 2002 and 2001 tax years, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of Related Capital Company ("RCC"). The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner.

On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. Alan P. Hirmes replaced Stephen M. Ross as Director of RIAI effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations as the majority of the General Partner's management team remained unchanged. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of RCC, which controls the General Partner, has adopted a code of ethics. See http://www.chartermac.com.

Certain information concerning the directors and executive officers of RIAI, is set forth below. The General Partner is also the general partner of Independence Tax Credit Plus L.P.

Name                                Position
----                                --------

Alan P. Hirmes                      Director and Senior Vice President

Stuart J. Boesky                    Senior Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 43, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 41, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 4, 2004, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

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
of the general partner of the
Related General Partner as a group
(eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated November 7, 1997 among the Partnership, Lehigh I and the General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to November 7, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates (including Lehigh II) not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three (3%) percent or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The addresses of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of May 4, 2004, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

Item 14. Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $53,400 and $53,400, respectively.

Audit - Related Fees
--------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $10,800 and $10,500, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. Sequential Page

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements
         ---------------------------------

         Report of Independent Registered Public Accounting Firm          15

         Consolidated Balance Sheets at March 31, 2004 and 2003           52

         Consolidated Statements of Operations for the Years Ended
         March 31, 2004, 2003 and 2002                                    53

         Consolidated  Statements of Changes in Partners'  Capital
         (Deficit) for the Years Ended March 31, 2004,  2003 and
         2002                                                             54

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002 55

         Notes to Consolidated Financial Statements                       57

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm          76

         Schedule I - Condensed Financial Information of Registrant       77

         Schedule III - Real Estate and Accumulated Depreciation          80

         All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   Exhibits
         --------

(3A) Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B) Form of Amended and Restated Agreement of Limited Partne-rship of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C) Certificate of Limited Partnership of Independence Tax Cre-dit Plus L.P. II as filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Par-tnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partners-hip of Local Partnerships*

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continue)
                                                                      Sequential
                                                                         Page
                                                                      ----------

(21)     Subsidiaries of the Registrant                                   70

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).      73

(32.1)   Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14
         (b)  and Section  1350 of Title 18 of the United  States
         Code (18 U.S.C. 1350).                                           75

         *Incorporated herein as an exhibit by reference to exhi-bits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

         **Incorporated herein as an exhibit by reference to exhi-bits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2004.

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    General Partner


                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    General Partner



Date:  June 18, 2004                By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Director and Senior Vice President
                                        (Chief Executive and Financial Officer)



Date:  June 18, 2004                By: /s/ Glenn F. Hopps
                                        ------------------
                                        Glenn F. Hopps
                                        Treasurer
                                        (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signature                              Title                         Date
------------------      ---------------------------------------    -------------


                        Director and Senior Vice President
/s/ Alan P. Hirmes      (chief executive and financial officer)
------------------
Alan P. Hirmes          of Related Independence Associates Inc.    June 18, 2004
                                                                   -------------






                        Treasurer (chief accounting
/s/ Glenn F. Hopps      officer) of Related Independence
------------------
Glenn F. Hopps          Associates Inc.                            June 18, 2004
                                                                   -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

          d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



          Date: June 18, 2004

                                   By: /s/ Alan P. Hirmes
                                      -------------------
                                      Alan P. Hirmes
                                      Chief Executive Officer and
                                      Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-K for the period ending March 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 18, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in the Form 10-K as presented in our opinion dated June 17, 2004 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and
Schedule III at March 31, 2004. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 17, 2004

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                              March 31,
                                                    ----------------------------
                                                       2004             2003
                                                    -----------      -----------
Cash and cash equivalents                           $   394,494      $   411,989
Cash held in escrow                                      23,683           23,683
Investment in subsidiary partnerships                18,624,424       21,326,577
Other assets                                             33,704           34,293
                                                    -----------      -----------

Total assets                                        $19,076,305      $21,796,542
                                                    ===========      ===========



                        LIABILITIES AND PARTNERS' CAPITAL



Due to general partner and affiliates               $ 3,983,195      $ 3,314,807

Other liabilities                                        12,520            7,359
                                                    -----------      -----------

Total liabilities                                     3,995,715        3,322,166

Partners' capital                                    15,080,590       18,474,376
                                                    -----------      -----------

Total liabilities and partners' capital             $19,076,305      $21,796,542
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                             Year Ended March 31,
                                                 -------------------------------------------
                                                    2004            2003            2002
                                                 -----------     -----------     -----------
Revenues

Other income                                     $     1,775     $     3,531     $     8,258
                                                 -----------     -----------     -----------

Expenses

Administrative and management                        112,406         108,838         118,912
Administrative and management-related parties        668,835         667,297         656,132
                                                 -----------     -----------     -----------

Total expenses                                       781,241         776,135         775,044
                                                 -----------     -----------     -----------

Loss from operations                                (779,466)       (772,604)       (766,786)

Equity in loss of subsidiary partnerships         (2,614,320)     (2,621,702)     (2,634,166)
                                                 -----------     -----------     -----------

Net loss                                         $(3,393,786)    $(3,394,306)    $(3,400,952)
                                                 ===========     ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Year Ended March 31,
                                                 -------------------------------------------
                                                    2004            2003            2002
                                                 -----------     -----------     -----------
Cash flows from operating activities:
Net loss                                         $(3,393,786)    $(3,394,306)    $(3,400,952)
                                                 -----------     -----------     -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships          2,614,320       2,621,702       2,634,166

(Increase) decrease in assets:

Other assets                                             589               0               0

Increase (decrease) in liabilities:

Due to general partners and affiliates               668,388         677,499         602,489
Other liabilities                                      5,161           1,402               7
                                                 -----------     -----------     -----------

Total adjustments                                  3,288,458       3,300,603       3,236,662
                                                 -----------     -----------     -----------

Net cash used in operating activities               (105,328)        (93,703)       (164,290)
                                                 -----------     -----------     -----------

Cash flows from investing activities:

Investment in subsidiary partnerships                      0        (220,341)       (386,976)
Decrease in cash held in escrow -
  purchase price adjustments                               0         220,341         386,976
                                                 -----------     -----------     -----------

Net cash used in investing activities                      0               0               0
                                                 -----------     -----------     -----------

Net cash provided by financing activities:

Distributions from subsidiary partnerships            87,833          87,587          71,307
                                                 -----------     -----------     -----------

Net decrease in cash and cash equivalents            (17,495)         (6,116)        (92,983)

Cash and cash equivalents, beginning of year         411,989         418,105         511,088
                                                 -----------     -----------     -----------

Cash and cash equivalents, end of year           $   394,494     $   411,989     $   418,105
                                                 ===========     ===========     ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004





                                                           Initial Cost to Partnership    Cost Capitalized
                                                          -----------------------------    Subsequent to
                                                                          Buildings and     Acquisition:
            Description                  Encumbrances         Land         Improvements     Improvements
------------------------------------     ------------     ------------     ------------     ------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                            $  2,553,000     $          0     $  5,240,173     $    238,372
United Germano Millgate Limited
  Partnership
  Chicago, IL                               9,215,759          580,000        6,070,477       11,361,065
Mansion Court Associates
  Philadelphia, PA                          1,505,862           19,072        3,224,984          230,564
Derby Run Associates L.P.
  Hampton, VA                               4,325,898          407,410        3,069,628        4,555,191
Renaissance Plaza Assoc
  Baltimore, MD                             6,665,765          684,255        9,840,170        4,421,290
Tasker Village
  Philadelphia, PA                          1,784,881           18,235                0        3,935,436
Martha Bryant Manor, L.P.
  Los Angeles, CA                           7,641,030          966,577                0       10,702,055
Colden Oaks Limited Partnership
  Los Angeles, CA                           5,424,835          922,790                0        2,090,771
Brynview Terrace Limited Partnership
  Los Angeles, CA                           1,000,770          175,943                0        1,448,016
NLEDC, L.P.
  Los Angeles, CA                           4,269,283          624,000                0        5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                 3,466,656          650,072           13,134        5,593,277
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                           6,281,077                0                0       10,002,384
Clear Horizons Limited Partnership
  Shreveport, LA                              790,000           15,304        2,058,729          226,889
Neptune Venture L.P.
  Neptune Township, NJ                              0          460,631       10,151,873          146,716
Affordable Green Associates L.P.
  New York, NY                              2,185,153           20,500        3,506,961           43,580
                                         ------------     ------------     ------------     ------------

                                         $ 57,109,969     $  5,544,789     $ 43,176,129     $ 60,880,278
                                         ============     ============     ============     ============



                                         Gross Amount at which Carried at Close of Period
                                         ------------------------------------------------
                                                         Buildings and                      Accumulated
            Description                      Land         Improvements        Total         Depreciation
------------------------------------     ------------     ------------     ------------     ------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                            $      5,373     $  5,473,172     $  5,478,545     $  1,421,207
United Germano Millgate Limited
  Partnership
  Chicago, IL                                 585,374       17,426,168       18,011,542        7,954,014
Mansion Court Associates
  Philadelphia, PA                             25,095        3,449,525        3,474,620          883,431
Derby Run Associates L.P.
  Hampton, VA                                 409,771        7,622,458        8,032,229        1,969,104
Renaissance Plaza Assoc
  Baltimore, MD                               686,616       14,259,099       14,945,715        3,296,311
Tasker Village
  Philadelphia, PA                             20,596        3,933,075        3,953,671          955,347
Martha Bryant Manor, L.P.
  Los Angeles, CA                             968,938       10,699,694       11,668,632        2,896,461
Colden Oaks Limited Partnership
  Los Angeles, CA                             925,151        2,088,410        3,013,561          954,437
Brynview Terrace Limited Partnership
  Los Angeles, CA                             178,304        1,445,655        1,623,959          395,626
NLEDC, L.P.
  Los Angeles, CA                             626,361        5,882,311        6,508,672        1,662,320
Creative Choice Homes VI Ltd.
  Miami, FL                                   652,433        5,604,050        6,256,483        1,716,990
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                             642,360        9,360,024       10,002,384        2,033,665
Clear Horizons Limited Partnership
  Shreveport, LA                               17,665        2,283,257        2,300,922          830,347
Neptune Venture L.P.
  Neptune Township, NJ                        462,465       10,296,755       10,759,220        2,071,606
Affordable Green Associates L.P.
  New York, NY                                 22,334        3,548,707        3,571,041        1,105,032
                                         ------------     ------------     ------------     ------------

                                         $  6,228,836     $103,372,360     $109,601,196     $ 30,145,898
                                         ============     ============     ============     ============


                                                                             Life on which
                                                                            Depreciation in
                                            Year of                          Latest Income
                                         Construction/         Date          Statements is
            Description                   Renovation         Acquired        Computed(a)(b)
------------------------------------      ----------        ----------       --------------
Apartment Complexes
Lincoln Renaissance
  Reading, PA                               1993-94          Apr. 1993           20-40
United Germano Millgate Limited
  Partnership
  Chicago, IL                               1993-94          Oct. 1993           10-25
Mansion Court Associates
  Philadelphia, PA                          1993-94          Nov. 1993           20-40
Derby Run Associates L.P.
  Hampton, VA                               1994-95          Feb. 1994              40
Renaissance Plaza Assoc
  Baltimore, MD                             1994-95          Feb. 1994            27.5
Tasker Village
  Philadelphia, PA                          1994-95          May 1994               40
Martha Bryant Manor, L.P.
  Los Angeles, CA                           1994-95          Sept. 1994           27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                           1994-95          Sept. 1994             31
Brynview Terrace Limited Partnership
  Los Angeles, CA                           1994-95          Sept. 1994           27.5
NLEDC, L.P.
  Los Angeles, CA                           1994-95          Sept. 1994           27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                 1994-95          Sept. 1994             40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                           1994-95          Sept. 1994             30
Clear Horizons Limited Partnership
  Shreveport, LA                            1994-95          Dec. 1994            27.5
Neptune Venture L.P.
  Neptune Township, NJ                      1995-96          Apr. 1995              40
Affordable Green Associates L.P.
  New York, NY                              1995-96          May 1995               27

(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2004


                                         Cost of Property and Equipment                       Accumulated Depreciation
                                 -----------------------------------------------   -----------------------------------------------
                                                                       Year Ended March 31,
                                 -------------------------------------------------------------------------------------------------
                                     2004             2003             2002            2004             2003             2002
                                 -------------    -------------    -------------   -------------    -------------    -------------
Balance at beginning of period   $ 109,245,116    $ 108,763,199    $ 108,427,102   $  26,736,066    $  23,242,116    $  19,766,882
Additions during period:
Improvements                           356,569          490,218          336,097
Depreciation expense                                                                   3,410,321        3,499,640        3,475,234

Deductions during period:
Dispositions                              (489)          (8,301)               0            (489)          (5,690)               0
                                 -------------    -------------    -------------   -------------    -------------    -------------

Balance at close of period       $ 109,601,196    $ 109,245,116    $ 108,763,199   $  30,145,898    $  26,736,066    $  23,242,116
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