Form 10-Q
period 2004-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2004-07-30
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes    X    No
     -----      ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes          No    X
     ------      -----

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                              ============    ============
                                                June 30,        March 31,
                                                  2004            2004
                                              ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $30,998,230 and $30,145,898,
  respectively                                $ 78,608,985    $ 79,455,298
Cash and cash equivalents                          764,614         716,058
Cash held in escrow                              3,050,722       3,041,671
Deferred costs, net of accumulated
  amortization of $187,842 and
  $184,082, respectively                           207,270         211,030
Other assets                                       555,907         592,765
                                              ------------    ------------

Total assets                                  $ 83,187,498    $ 84,016,822
                                              ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                              ============    ============
                                                June 30,        March 31,
                                                  2004            2004
                                              ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                      $ 56,963,701    $ 57,109,969
  Accounts payable and other
   liabilities                                   1,185,970       1,208,552
  Accrued interest                              14,028,713      13,698,965
  Due to local general partners and
   affiliates                                    1,702,261       1,754,760
  Due to general partner and
   affiliates                                    4,383,829       4,220,695
                                              ------------    ------------

Total liabilities                               78,264,474      77,992,941
                                              ------------    ------------

Minority interest                                 (453,943)       (451,294)
                                              ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                       5,847,147       6,934,373
  General partner                                 (470,180)       (459,198)
                                              ------------    ------------

Total partners' capital (deficit)                5,376,967       6,475,175
                                              ------------    ------------

Total liabilities and partners'
  capital (deficit)                           $ 83,187,498    $ 84,016,822
                                              ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                          ==========================
                                              Three Months Ended
                                                    June 30,
                                          --------------------------
                                             2004           2003
                                          --------------------------
Revenues
Rental income                             $ 2,340,737    $ 2,268,742
Other income                                   38,382         36,190
                                          -----------    -----------

Total revenues                              2,379,119      2,304,932
                                          -----------    -----------

Expenses
General and administrative                    630,411        640,245
General and administrative-
  related parties (Note 2)                    246,776        251,680
Repairs and maintenance                       481,918        528,902
Operating                                     259,432        265,012
Taxes                                         192,692        178,707
Insurance                                     184,842        161,945
Financial                                     627,813        593,458
Depreciation and amortization                 856,092        854,641
                                          -----------    -----------

Total expenses                              3,479,976      3,474,590
                                          -----------    -----------

Loss before minority interest              (1,100,857)    (1,169,658)
Minority interest in loss of subsidiary
  partnerships                                  2,649          3,507
                                          -----------    -----------

Net loss                                  $(1,098,208)   $(1,166,151)
                                          ===========    ===========

Net loss-limited
  partners                                $(1,087,226)   $(1,154,489)
                                          ===========    ===========

Number of BACs outstanding                     58,928         58,928
                                          ===========    ===========

Net loss per BAC                          $    (18.45)   $    (19.59)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                    =========================================
                                     Limited       General
                        Total        Partners      Partner
                    -----------------------------------------
Partners' capital
  (deficit) -
  April 1, 2004     $ 6,475,175    $ 6,934,373    $  (459,198)

Net loss             (1,098,208)    (1,087,226)       (10,982)
                    -----------    -----------    -----------

Partners' capital
  (deficit) -
  June 30, 2004     $ 5,376,967    $ 5,847,147    $  (470,180)
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

                                                ==========================
                                                    Three Months Ended
                                                         June 30,
                                                --------------------------
                                                   2004            2003
                                                --------------------------
Cash flows from operating activities:
Net loss                                        $(1,098,208)   $(1,166,151)
                                                -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                       856,092        854,641
Minority interest in loss of subsidiaries            (2,649)        (3,507)
Decrease in accounts payable and
  other liabilities                                 (22,582)      (103,429)
Increase in accrued interest                        329,748        283,196
Decrease in cash held in escrow                     116,996         14,853
Decrease in other assets                             36,858        196,194
Increase in due to local general
  partners and affiliates                               496         14,843
Decrease in due to local general
  partners and affiliates                           (47,358)       (11,322)
Increase in due to
  general partner and affiliates                    163,133        152,501
                                                -----------    -----------
Total adjustments                                 1,430,734      1,397,970
                                                -----------    -----------

Net cash provided by operating
  activities                                        332,526        231,819
                                                -----------    -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                          (6,019)       (57,304)
Increase in cash held
  in escrow                                        (126,047)      (231,292)
Increase in due to local general
  partners and affiliates                                 0         11,355
Decrease in due to local general
  partners and affiliates                                 0        (14,070)
                                                -----------    -----------
Net cash used in investing activities              (132,066)      (291,311)
                                                -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                                ==========================
                                                    Three Months Ended
                                                         June 30,
                                                --------------------------
                                                   2004            2003
                                                --------------------------
Cash flows from financing activities:
Principal payments of mortgage notes               (146,268)      (141,200)
Decrease in due to local general
  partner and affiliates                             (5,636)       (25,150)
                                                -----------    -----------

Net cash used in financing activities              (151,904)      (166,350)
                                                -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                                   48,556       (225,842)
Cash and cash equivalents at
  beginning of period                               716,058        992,367
                                                -----------    -----------
Cash and cash equivalents at
  end of period                                 $   764,614    $   766,525
                                                ===========    ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $6,000 for the three months ended June 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and the results of operations and its cash flows for the three months ended June 30, 2004 and 2003, respectively. However, the operating results for the three months ended June 30, 2004 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2004 and 2003 were as follows:

                                                 Three Months Ended
                                                       June 30,
                                                 -------------------
                                                  2004        2003
                                                 -------------------
Partnership management fees (a)                  $136,500   $136,500
Expense reimbursement (b)                          26,316     31,402
Local administrative fee (c)                        9,000      8,000
                                                 --------   --------
Total general and administrative-
  General Partner                                 171,816    175,902
                                                 --------   --------
Property management fees incurred to affili-
  ates of the subsidiary partnerships' general
  partners (d)                                     74,960     75,778
                                                 --------   --------
Total general and administrative-related
  parties                                        $246,776   $251,680
                                                 ========   ========

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,475,000 and $3,339,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $170,837 and $158,967 for the three months ended June 30, 2004 and 2003, respectively. Of these fees, $74,960 and $75,778 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At March 31, 2004, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $113,218. Although this condition could raise substantial doubt about Clear Horizons' cash flows, such doubt is alleviated as follows:

1. Included in current liabilities at March 31, 2004 is $215,190 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to meet its financial obligations for at least one year from March 31, 2004.

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

As of June 30, 2004, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow).

For the three months ended June 30, 2004, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $49,000. This increase is due to cash provided by operating activities ($333,000) which exceeded improvements to property and equipment ($6,000), an increase in cash held in escrow relating to investing activities ($126,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($6,000) and principal payments of mortgage notes ($146,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($856,000).

At June 30, 2004, there was approximately $103,000 in the working capital reserves. For the three months ended June 30, 2004, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,475,000 and $3,339,000 were accrued and unpaid as of June 30, 2004 and March 31, 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the property for a period of ten years, and are transferable with the property during the remainder of such ten-year period. If the General Partner determined that a sale of the Partnership's investment in a property is warranted, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2004 and 2003 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to rental rate increases.

Total expenses, excluding insurance, remained fairly consistent, with a decrease of approximately 1% for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Insurance increased approximately $23,000 for the three months ended June 30, 2004 as compared to the corresponding period in 2003, primarily due to increased insurance premiums at the Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

               (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

               (10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

               (10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

               (10D)  Form  of  Amended  and   Restated   Agreement  of  Limited
Partnership of Local Partnerships*

               (31.1)   Certification   Pursuant  to  Rule   13a-14(a)  or  Rule
15d-14(a).

               (32.1) Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)


                            By: RELATED INDEPENDENCE
                                ASSOCIATES L.P., General Partner

                            By: RELATED INDEPENDENCE
                                ASSOCIATES INC., General Partner


Date: July 30, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Director and Senior Vice President
                                    (Chief Executive Officer and Chief Financial
                                    Officer)

Date: July 30, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               July 30, 2004

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     July 30, 2004