Form 10-Q
period 2004-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2004-10-28
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
                                   (Unaudited)

                                                  =============    =============
                                                  September 30,      March 31,
                                                       2004            2004
                                                  -------------    ------------

ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $31,850,835 and $30,145,898,
  respectively                                     $ 77,781,737    $ 79,455,298
Cash and cash equivalents                               786,285         716,058
Cash held in escrow                                   3,136,291       3,041,671
Deferred costs, net of accumulated
  amortization of $191,305 and
  $184,082, respectively                                203,807         211,030
Other assets                                            459,509         592,765
                                                   ------------    ------------

Total assets                                       $ 82,367,629    $ 84,016,822
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                  =============    =============
                                                  September 30,      March 31,
                                                       2004            2004
                                                  -------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 56,859,975    $ 57,109,969
  Accounts payable and other
   liabilities                                        1,186,276       1,208,552
  Accrued interest                                   14,255,253      13,698,965
  Due to local general partners and
   affiliates                                         1,632,688       1,754,760
  Due to general partner and
   affiliates                                         4,562,999       4,220,695
                                                   ------------    ------------

Total liabilities                                    78,497,191      77,992,941
                                                   ------------    ------------

Minority interest                                      (457,462)       (451,294)
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                            4,808,571       6,934,373
  General partner                                      (480,671)       (459,198)
                                                   ------------    ------------

Total partners' capital (deficit)                     4,327,900       6,475,175
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 82,367,629    $ 84,016,822
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ==========================    ==========================
                              Three Months Ended             Six Months Ended
                                 September 30,                 September 30,
                          --------------------------    --------------------------
                             2004           2003           2004            2003
                          --------------------------    --------------------------
Revenues
Rental income             $ 2,341,603    $ 2,276,960    $ 4,682,340    $ 4,545,702
Other income                   48,781         51,068         87,163         87,258
                          -----------    -----------    -----------    -----------

Total revenues              2,390,384      2,328,028      4,769,503      4,632,960
                          -----------    -----------    -----------    -----------

Expenses
General and
  administrative              577,694        504,357      1,208,105      1,144,602
General and
  administrative-
  related parties
  (Note 2)                    258,522        244,473        505,298        496,153
Repairs and
  maintenance                 550,712        605,551      1,032,630      1,134,453
Operating                     364,184        291,231        623,616        556,243
Taxes                         170,814        181,774        363,506        360,481
Insurance                     184,145        186,335        368,987        348,280
Financial                     480,831        422,243      1,108,644       1,015,701
Depreciation
  and amortization            856,068        854,221      1,712,160      1,708,862
                          -----------    -----------    -----------    -----------

Total expenses              3,442,970      3,290,185      6,922,946      6,764,775
                          -----------    -----------    -----------    -----------

Loss before
  minority interest        (1,052,586)      (962,157)    (2,153,443)    (2,131,815
Minority interest
  in loss of subsidiary
  partnerships                  3,519          3,863          6,168          7,370
                          -----------    -----------    -----------    -----------

Net loss                  $(1,049,067)   $  (958,294)   $(2,147,275)   $(2,124,445)
                          ===========    ===========    ===========    ===========

Net loss-limited
  partners                $(1,038,576)   $  (948,711)   $(2,125,802)   $(2,103,201)
                          ===========    ===========    ===========    ===========

Number of BACs
  outstanding                  58,928         58,928         58,928         58,928
                          ===========    ===========    ===========    ===========

Net loss per BAC          $    (17.62)   $    (16.10)   $    (36.07)   $    (35.69)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                       ==========================================
                                       Limited         General
                          Total        Partners        Partner
                       ------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2004        $ 6,475,175    $ 6,934,373    $  (459,198)

Net loss                (2,147,275)    (2,125,802)       (21,473)
                       -----------    -----------    -----------

Partners' capital
  (deficit) -
  September 30, 2004   $ 4,327,900    $ 4,808,571    $  (480,671)
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

                                            ===========================
                                                 Six Months Ended
                                                   September 30,
                                            ---------------------------
                                               2004            2003
                                            ---------------------------
Cash flows from operating activities:
Net loss                                    $(2,147,275)   $(2,124,445)
                                            -----------    -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                 1,712,160      1,708,862
Minority interest in loss of subsidiaries        (6,168)        (7,370)
Increase in cash held in escrow                 (76,829)       (68,733)
Decrease in other assets                        133,256        253,232
Decrease (increase) in accounts payable
  and other liabilities                         (22,276)       111,362
Increase in accrued interest                    556,288        414,609
Increase in due to local general
  partners and affiliates                         6,133         23,744
Decrease in due to local general
  partners and affiliates                       (47,568)       (11,322)
Increase in due to
  general partner and affiliates                342,303        313,648
                                            -----------    -----------
Total adjustments                             2,597,299      2,738,032
                                            -----------    -----------

Net cash provided by operating
  activities                                    450,024        613,587
                                            -----------    -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                     (31,376)       (96,883)
Increase in cash held
  in escrow                                     (17,791)      (250,806)
Increase in due to local general
  partners and affiliates                             0         11,355
Decrease in due to local general
  partners and affiliates                       (75,000)       (64,066)
                                            -----------    -----------
Net cash used in investing activities          (124,167)      (400,400)
                                            -----------    -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                            ===========================
                                                 Six Months Ended
                                                   September 30,
                                            ---------------------------
                                               2004            2003
                                            ---------------------------
Cash flows from financing activities:
Principal payments of mortgage notes           (249,994)      (252,132)
Decrease in due to local general
  partner and affiliates                         (5,636)       (71,616)
Decrease in capitalization of consoli-
  dated subsidiaries attributable to
  minority interest                                   0        (29,999)
                                            -----------    -----------

Net cash used in financing activities          (255,630)      (353,747)
                                            -----------    -----------

Net increase (decrease) in cash and
  cash equivalents                               70,227       (140,560)
Cash and cash equivalents at
  beginning of period                           716,058        992,367
                                            -----------    -----------
Cash and cash equivalents at
  end of period                             $   786,285    $   851,807
                                            ===========    ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the "Partnership") and 15 other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $4,000 and $12,000 and $10,000 for the three and six months ended September 30, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2004, the results of operations for the three and six months ended September 30, 2004 and 2003 and its cash flows for the six months ended September 30, 2004 and 2003, respectively. However, the operating results for the six months ended September 30, 2004 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2004 and 2003 were as follows:

                                Three Months Ended     Six Months Ended
                                    September 30,         September 30,
                                -------------------   -------------------
                                  2004       2003       2004       2003
                                -------------------   -------------------
Partnership management
  fees (a)                      $136,500   $136,500   $273,000   $273,000
Expense reimbursement (b)         37,945     24,647     64,261     56,049
Local administrative fee (c)       9,000      8,000     18,000     16,000
                                --------   --------   --------   --------
Total general and admini-
  strative-General Partner       183,445    169,147    355,261    345,049
                                --------   --------   --------   --------
Property management fees
  incurred to affiliates of
  the subsidiary partner-
  ships' general partners (d)     75,077     75,326    150,037    151,104
                                --------   --------   --------   --------
Total general and admini-
  strative-related parties      $258,522   $244,473   $505,298   $496,153
                                ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,612,000 and $3,339,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $171,420 and $186,915 and $342,257 and $345,882 for the three and six months ended September 30, 2004 and 2003, respectively. Of these fees, $75,077 and $75,326 and $150,037 and $151,104 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At June 30, 2004, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $97,271. Although this condition could raise substantial doubt about Clear Horizons' cash flows, such doubt is alleviated as follows:

1. Included in current liabilities at June 30, 2004 is $222,035 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Accordingly, management believes that Clear Horizons has the ability to meet its financial obligations for at least one year from June 30, 2004.

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

As of September 30, 2004, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

For the six months ended September 30, 2004, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $70,000. This increase is due to cash provided by operating activities ($450,000) which exceeded improvements to property and equipment ($31,000), an increase in cash held in escrow relating to investing activities
($18,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($81,000) and principal payments of mortgage notes ($250,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation and amortization ($1,712,000).

At September 30, 2004, there was approximately $79,000 in the working capital reserves at the Partnership level. For the six months ended September 30, 2004, the Partnership did not receive any distributions from the Local Partnerships. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,612,000 and $3,339,000 were accrued and unpaid as of September 30, 2004 and March 31, 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report of Form 10-K.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2004 and 2003 consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for both the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Total expenses, excluding general and administrative, operating and financial, remained fairly consistent, with decreases of approximately 3% and 2% for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003.

General and administrative increased approximately $73,000 and $64,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to increased salaries at two Local Partnerships.

Operating expense increased approximately $73,000 and $67,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003. The increase during the three months was primarily due to an underaccrual of utility costs during the first quarter of 2004 at one Local Partnership. The increase during the six months was primarily due to increased gas usage and costs at two Local Partnerships and increased water costs at two other Local Partnerships.

Financial expense increased approximately $59,000 and $92,000 for the three and six months ended September 30, 2004 as compared to the corresponding periods in 2003, primarily due to an underaccrual in the second quarter of 2003 at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


Date: October 28, 2004

                                By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    Director and Senior Vice President
                                    (Chief Executive Officer and Chief Financial
                                    Officer)

Date: October 28, 2004

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer
                                                    October 28, 2004

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     October 28, 2004