Form 10-Q
period 2004-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2005-02-08
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
ASSETS

Property and equipment at cost,
  net of accumulated depreciation
  of $32,705,192 and $30,145,898,
  respectively                                     $ 76,954,845    $ 79,455,298
Cash and cash equivalents                             2,288,832         716,058
Cash held in escrow                                   3,203,020       3,041,671
Deferred costs, net of accumulated
  amortization of $195,000 and
  $184,082, respectively                                200,112         211,030
Other assets                                            655,528         592,765
                                                   ------------    ------------

Total assets                                       $ 83,302,337    $ 84,016,822
                                                   ============    ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   December 31,      March 31,
                                                       2004            2004
                                                   ------------    ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Mortgage notes payable                           $ 58,256,800    $ 57,109,969
  Accounts payable and other
   liabilities                                        1,265,594       1,208,552
  Accrued interest                                   14,826,171      13,698,965
  Due to local general partners and
   affiliates                                         1,640,681       1,754,760
  Due to general partner and
   affiliates                                         4,739,801       4,220,695
                                                   ------------    ------------

Total liabilities                                    80,729,047      77,992,941
                                                   ------------    ------------

Minority interest                                      (460,082)       (451,294)
                                                   ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
  Limited partners (58,928 BACs
   issued and outstanding)                            3,526,988       6,934,373
  General partner                                      (493,616)       (459,198)
                                                   ------------    ------------

Total partners' capital (deficit)                     3,033,372       6,475,175
                                                   ------------    ------------

Total liabilities and partners'
  capital (deficit)                                $ 83,302,337    $ 84,016,822
                                                   ============    ============


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                          ============================    ============================
                               Three Months Ended               Nine Months Ended
                                   December 31,                    December 31,
                          ----------------------------    ----------------------------
                              2004            2003            2004            2003
                          ----------------------------    ----------------------------
Revenues
Rental income             $  2,370,249    $  2,274,211    $  7,052,589    $  6,819,913
Other income                    46,704          55,126         133,867         142,384
                          ------------    ------------    ------------    ------------

Total revenues               2,416,953       2,329,337       7,186,456       6,962,297
                          ------------    ------------    ------------    ------------

Expenses
General and
  administrative               533,813         569,150       1,741,919       1,713,752
General and
  administrative-
  related parties
  (Note 2)                     248,130         250,732         753,428         746,885
Repairs and
  maintenance                  566,921         529,536       1,599,551       1,663,989
Operating                      271,613         237,059         895,229         793,302
Taxes                          190,984         178,159         554,490         583,640
Insurance                      177,378         134,176         546,365         482,455
Financial                      867,209         844,483       1,975,853       1,860,184
Depreciation
  and amortization             858,052         893,357       2,570,212       2,602,220
                          ------------    ------------    ------------    ------------

Total expenses               3,714,100       3,636,652      10,637,047      10,401,427
                          ------------    ------------    ------------    ------------

Loss before
  minority interest         (1,297,147)     (1,307,315)     (3,450,591)     (3,439,130)
Minority interest
  in loss of subsidiary
  partnerships                   2,620           3,592           8,788          10,962
                          ------------    ------------    ------------    ------------

Net loss                  $ (1,294,527)   $ (1,303,723)   $ (3,441,803)   $ (3,428,168)
                          ============    ============    ============    ============

Net loss-limited
  partners                $ (1,281,582)   $ (1,290,685)   $ (3,407,385)   $ (3,393,886)
                          ============    ============    ============    ============

Number of BACs
  outstanding                   58,928          58,928          58,928          58,928
                          ============    ============    ============    ============

Net loss per BAC          $     (21.75)   $     (21.90)   $     (57.82)   $     (57.59)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                        =============================================
                                           Limited          General
                          Total            Partners         Partner
                        ---------------------------------------------
Partners' capital
  (deficit) -
  April 1, 2004         $ 6,475,175      $ 6,934,373      $  (459,198)

Net loss                 (3,441,803)      (3,407,385)         (34,418)
                        -----------      -----------      -----------

Partners' capital
  (deficit) -
  December 31, 2004     $ 3,033,372      $ 3,526,988      $  (493,616)
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

                                               ============================
                                                    Nine Months Ended
                                                        December 31,
                                               ----------------------------
                                                  2004              2003
                                               ----------------------------
Cash flows from operating activities:
Net loss                                       $(3,441,803)     $(3,428,168)
                                               -----------      -----------
Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
Depreciation and amortization                    2,570,212        2,602,220
Minority interest in loss of subsidiaries           (8,788)         (10,962)
(Increase) decrease in cash held in escrow        (100,893)          18,118
(Increase) decrease in other assets                (62,763)          82,898
Increase in accounts payable
  and other liabilities                             57,042            4,233
Increase in accrued interest                     1,127,206          969,142
Increase in due to local general
  partners and affiliates                           14,530           32,501
Decrease in due to local general
  partners and affiliates                          (47,973)         (14,429)
Increase in due to
  general partner and affiliates                   519,106          481,138
                                               -----------      -----------
Total adjustments                                4,067,679        4,164,859
                                               -----------      -----------

Net cash provided by operating
  activities                                       625,876          736,691
                                               -----------      -----------

Cash flows from investing activities:
Improvements to property and
  equipment                                        (58,841)        (223,275)
Increase in cash held
  in escrow                                        (60,456)        (205,789)
Increase in due to local general
  partners and affiliates                                0           11,355
Decrease in due to local general
  partners and affiliates                          (75,000)         (63,925)
                                               -----------      -----------
Net cash used in investing activities             (194,297)        (481,634)
                                               -----------      -----------

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)
                                   (continued)

                                               ============================
                                                    Nine Months Ended
                                                        December 31,
                                               ----------------------------
                                                  2004              2003
                                               ----------------------------
Cash flows from financing activities:
Principal payments of mortgage notes              (410,780)        (401,322)
Proceeds from refinancing of mortgage
  notes                                          1,557,611                0
Decrease in due to local general
  partner and affiliates                            (5,636)         (71,616)
Decrease in capitalization of consoli-
  dated subsidiaries attributable to
  minority interest                                      0          (51,170)
                                               -----------      -----------

Net cash used in financing activities            1,141,195         (524,108)
                                               -----------      -----------

Net increase (decrease) in cash and
  cash equivalents                               1,572,774         (269,051)
Cash and cash equivalents at
  beginning of period                              716,058          992,367
                                               -----------      -----------
Cash and cash equivalents at
  end of period                                $ 2,288,832      $   723,316
                                               ===========      ===========


See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $8,000 and $8,000 and $20,000 and $18,000 for the three and nine months ended December 31, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Rental income is recognized as rent becomes due and charged to tenants accounts receivable if not received by the due date. Rental income is typically due the first day of each month, but can vary by property due to the terms of each tenants' lease. Rental payments received in advance of the due date are deferred until earned. Rental subsidiaries are recognized as rental income during the month in which it is received and applied. The related rental subsidy programs have expiration dates that terminate upon total disbursement of the assistance obligation.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2004.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2004, the results of operations for the three and nine months ended December 31, 2004 and 2003 and its cash flows for the nine months ended December 31, 2004 and 2003, respectively. However, the operating results for the nine months ended December 31, 2004 may not be indicative of the results for the year.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2004 and 2003 were as follows:

                                   Three Months Ended        Nine Months Ended
                                       December 31,              December 31,
                                  ---------------------     ---------------------
                                    2004         2003         2004         2003
                                  ---------------------     ---------------------
Partnership management
  fees (a)                        $136,500     $136,500     $409,500     $409,500
Expense reimbursement (b)           29,324       31,036       93,585       87,085
Local administrative fee (c)         8,000        8,000       26,000       24,000
                                  --------     --------     --------     --------
Total general and admini-
  strative-General Partner         173,824      175,536      529,085      520,585
                                  --------     --------     --------     --------
Property management fees
  incurred to affiliates of
  the subsidiary partner-
  ships' general partners (d)       74,306       75,196      224,343      226,300
                                  --------     --------     --------     --------
Total general and admini-
  strative-related parties        $248,130     $250,732     $753,428     $746,885
                                  ========     ========     ========     ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,748,000 and $3,339,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

(d) Property management fees incurred by the Local Partnerships amounted to $171,983 and $147,213 and $514,240 and $493,095 for the three and nine months ended December 31, 2004 and 2003, respectively. Of these fees, $74,306 and $75,196 and $224,343 and $226,300 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a)  Mortgage Notes Payable

Derby Run Associates, L.P. ("Derby Run")
----------------------------------------
On December 27, 2004, Derby Run refinanced its existing mortgage indebtedness in the amount of $4,549,914. The new mortgage in the amount of $6,900,000 bears interest at the rate of 5.10% annum and matures on January 1, 2012. Financing costs of approximately $123,000 were incurred, and a replacement reserve of approximately $52,000 and mortgage insurance and tax reserve of approximately $42,000 were established. The Partnership received a distribution from the refinancing of this mortgage note during the third quarter ended December 31, 2004 of approximately $1,558,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004
                                   (Unaudited)


b) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At September 30, 2004, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $118,850. Although this condition could raise substantial doubt about Clear Horizons' cash flows, such doubt is alleviated as follows:

1. Included in current liabilities at September 30, 2004 is $230,616 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to meet its financial obligations for at least one year from September 30, 2004.

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

As of December 31, 2004, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

For the nine months ended December 31, 2004, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $1,573,000. This increase is due to cash provided by operating activities ($626,000) and proceeds from refinancing of mortgage notes ($1,557,611) which exceeded improvements to property and equipment ($59,000), an increase in cash held in escrow relating to investing activities ($60,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($81,000) and principal payments of mortgage notes ($411,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,570,000).

At December 31, 2004, there was approximately $1,483,000 in the working capital reserves at the Partnership level. For the nine months ended December 31, 2004, the Partnership received a cash distribution of approximately $1,558,000 from the refinancing of a mortgage note at one Local Partnership (see Note 3). Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,748,000 and $3,339,000 were accrued and unpaid as of December 31, 2004 and March 31, 2004, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Results of Operations
---------------------

The  Partnership's  results of  operations  for the three and nine months  ended
December  31,  2004  and  2003  consisted   primarily  of  the  results  of  the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% and 3% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to rental rate increases.

Total expenses, excluding operating and insurance, remained fairly consistent, with a decrease of less than 1% and an increase of approximately 1% for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003.

Operating expense increased approximately $35,000 and $102,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to increased gas usage and costs at two Local Partnerships, increased electric costs at a third Local Partnership and increased water costs at a fourth Local Partnership.

Insurance expense increased approximately $43,000 and $64,000 for the three and nine months ended December 31, 2004 as compared to the corresponding periods in 2003, primarily due to an increase in insurance premiums at the Local Partnerships.

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

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity in Securities and Use of Proceeds - None

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


Date: February 8, 2005

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Director and Senior Vice President
                                (Chief Executive Officer and Chief Financial
                                Officer)

Date: February 8, 2005

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2004 of the Partnership;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Chief Executive Officer and
                                  Chief Financial Officer
                                  February 8, 2005

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 8, 2005