Form 10-K
period 2005-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2005-06-16
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-13782

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3646846
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                               10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Title of Class
       Limited Partnership Interests and Beneficial Assignment Certificates

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2004 was $4,809,000 based on Limited Partner equity as of such date.

       Registrant's voting and non-voting common equity is not publicly traded.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Housing Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"; and together with Housing Tax Credits, "Tax Credits"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2005, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2005, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of net proceeds has been invested in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties, however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

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

The Tax Credits are attached to a Local Partnership for the 10 year Credit Period and are transferable with the property during the entirety of such ten year period. If trends in the real estate market warranted the sale of a property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit periods are scheduled to expire at various times through December 31, 2007 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time the property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2005, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, is not the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

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

Item 2.  Properties

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2005. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their properties, including any encumbrances affecting the properties, may be found in Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------


                                                             % of Units Occupied at May 1,
                                                           --------------------------------
          Name and Location               Date Acquired    2005   2004   2003   2002   2001
---------------------------------------   --------------   ----   ----   ----   ----   ----
Lincoln Renaissance
  Reading, PA (52)                            April 1993    98%    97%   100%    98%    96%

United Germano-Millgate
  Limited Partnership
  Chicago, IL (350)                         October 1993    87%    98%    99%    99%    99%

Mansion Court Associates
  Philadelphia, PA (30)                    November 1993    87%    57%    87%    97%    90%

Derby Run Associates, L.P.
  Hampton, VA (160)                        February 1994    98%    91%    96%    98%    98%

Renaissance Plaza `93 Associates , L.P.
  Baltimore, MD (95)                       February 1994    99%    97%    98%   100%   100%

Tasker Village Associates
  Philadelphia, PA (28)                         May 1994   100%    79%   100%   100%    96%

Martha Bryant Manor, L.P.
  Los Angeles, CA (77)                    September 1994    99%    99%   100%    95%   100%

Colden Oaks
  Limited Partnership
  Los Angeles, CA (38)                    September 1994    97%    97%   100%   100%    97%

Brynview Terrace, L.P.
  Los Angeles, CA (8)                     September 1994   100%   100%   100%   100%   100%

NLEDC, L.P.
  Los Angeles, CA (43)                    September 1994    98%    98%   100%   100%   100%

Creative Choice
  Homes VI, Ltd.
  Miami, FL (102)                         September 1994    99%    99%    99%   100%   100%

P&P Homes for the Elderly, L.P.
  Los Angeles, CA (107)                   September 1994    96%    98%   100%   100%   100%

Clear Horizons Limited Partnership
  Shreveport, LA (84)                      December 1994    96%    95%    99%    95%    99%

Neptune Venture, L.P.
  Neptune Township, NJ (99)                   April 1995   100%   100%   100%   100%   100%

Affordable Green Associates L.P.
  New York, NY (41)                           April 1995   100%   100%   100%   100%   100%


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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2005, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 11, 2005, the Partnership has approximately 3,446 registered holders of an aggregate of 58,928 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2005. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.


                                                                        Year Ended March 31,
                                            ----------------------------------------------------------------------------
                OPERATIONS                      2005            2004            2003            2002            2001
-----------------------------------------   ------------    ------------    ------------    ------------    ------------
Revenues                                    $ 10,073,012    $  9,359,288    $  9,140,057    $  9,013,667    $  8,662,312
Operating expenses                           (14,861,056)    (14,653,886)    (13,685,802)    (13,154,549)    (13,480,310)
                                            ------------    ------------    ------------    ------------    ------------

Loss before minority interest                 (4,788,044)     (5,294,598)     (4,545,745)     (4,140,882)     (4,817,998)
Minority interest in loss of subsidiaries         11,499          16,161          10,959           8,204          11,423
                                            ------------    ------------    ------------    ------------    ------------
 Net loss                                   $ (4,776,545)   $ (5,278,437)   $ (4,534,786)   $ (4,132,678)   $ (4,806,575)
                                            ============    ============    ============    ============    ============

Net loss per weighted average BAC           $     (80.25)   $     (88.68)   $     (76.19)   $     (69.43)   $     (80.75)
                                            ============    ============    ============    ============    ============


                                                                             March 31,
                                            ----------------------------------------------------------------------------
           FINANCIAL POSITION                   2005            2004            2003            2002            2001
-----------------------------------------   ------------    ------------    ------------    ------------    ------------
Total assets                                $ 82,380,900    $ 84,016,822    $ 87,502,402    $ 90,796,504    $ 93,702,404
                                            ============    ============    ============    ============    ============

Total liabilities                           $ 81,233,675    $ 77,992,941    $ 76,092,507    $ 74,604,701    $ 73,295,501
                                            ============    ============    ============    ============    ============

Minority interest                           $   (551,405)   $   (451,294)   $   (343,717)   $    (96,595)   $    (14,173)
                                            ============    ============    ============    ============    ============

Total partners' capital                     $  1,698,630    $  6,475,175    $ 11,753,612    $ 16,288,398    $ 20,421,076
                                            ============    ============    ============    ============    ============


During the years ended March 31, 2005, 2004, 2003, 2002 and 2001, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.

Through March 31, 2005, the Partnership has invested all of the net proceeds in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow).

For the year ended March 31, 2005, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately ($1,104,000) due to net proceeds from mortgage notes of ($2,162,000) and net cash provided by operating activities of ($116,000) which exceeded acquisition of property and equipment ($548,000), an increase in cash held in escrow relating to investing activities ($187,000), an increase in deferred costs ($176,000), a net decrease in local general partners and affiliates relating to investing activities ($174,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($89,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization of approximately $3,553,000.

At March 31, 2005, there is a balance of approximately $786,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2005, 2004 and 2003, amounts received from operations of the Local Partnerships were approximately $165,000, $88,000 and $71,000, respectively. Also during the year ended March 31, 2005, the Partnership received a distribution of approximately $1,558,000 from the refinancing of Derby Run Associates L.P. ("Derby Run"). Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

Partnership management fees owed to the General Partner amounting to approximately $3,635,000 and $3,339,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively (see Note 8). Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

Total expenses for the years ended March 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $7,214,000 and $7,444,000. For the years ended March 31, 2005 and 2004, accounts payable, security deposits payable and accrued interest payable were as follows:


                                                            March 31,
                                                 -------------------------------
                                                     2005                2004
                                                 -----------         -----------
Accounts payable                                 $   720,880         $   796,484
Security deposits payable                            420,694             412,068
Accrued interest payable                          15,226,268          13,698,965
                                                 -----------         -----------

   Total                                         $16,367,842         $14,907,517
                                                 ===========         ===========


Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments as of March 31, 2005 to make future payments under its debt agreements and other contractual obligations.


                                               Less than       1 - 3         3 -5        More than
                                   Total        1 Year         Years         Years        5 Years
                                -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)      $59,271,697   $   598,570   $ 1,347,762   $ 1,634,220   $55,691,145
Loans payable to general
   partner and affiliates (b)       238,634       238,634             0             0             0
                                -----------   -----------   -----------   -----------   -----------

                                $59,510,331   $   837,204   $ 1,347,762   $ 1,634,220   $55,691,145
                                ===========   ===========   ===========   ===========   ===========


(a) The mortgage notes are payable in aggregate monthly installments of approximately $165,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

(b)  See Note 8 (B) in Item 8. Financial Statements and Supplementary Data

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

Through March 31, 2005, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

Revenue Recognition
-------------------

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $ 45,121       $ 36,944       $ 86,345
Other                                      516,606        139,461        212,298
                                          --------       --------       --------

  Total other revenue                     $561,727       $176,405       $298,643
                                          ========       ========       ========


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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003.
 The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively).

The net loss for the 2004, 2003 and 2002 Fiscal Years totaled $4,776,545, $5,278,437 and, $4,534,786, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,384,145, $8,746,267 and $8,746,263 of Housing Tax Credits during each of the 2004, 2003 and 2002 tax years, respectively.

2004 vs. 2003
-------------
The Partnership's results of operations for the 2004 and 2003 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to rental rate increases.

Other income increased approximately $385,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to an insurance settlement received at one Local Partnership.

Total expenses, excluding financial, remained consistent with a decrease of less than 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Financial expenses increased approximately $287,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to a prepayment penalty of $256,000 incurred at one of the Local Partnerships as a result of refinancing their loan (See Item 8, Note 7).

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2004, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $227,242. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2004, is $245,232 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2004.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.65% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the financial statements the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.


Item 8.   Financial Statements and Supplementary Data
                                                                                   Sequential
                                                                                      Page
                                                                                   ----------

(a) 1.    Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm                      12

          Consolidated Balance Sheets at March 31, 2005 and 2004                       45

          Consolidated  Statements of  Operations  for the Years Ended March 31,
          2005, 2004 and 2003                                                          46

          Consolidated  Statements of Changes in Partners' Capital (Deficit) for
          the Years Ended March 31, 2005, 2004 and 2003                                47

          Consolidated  Statements  of Cash Flows for the Years  Ended March 31,
          2005, 2004 and 2003                                                          48

          Notes to Consolidated Financial Statements                                   49



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)


We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for thirteen (Fiscal 2004 and 2003) and twelve (Fiscal 2002) subsidiary partnerships whose losses aggregated $2,194,709, $3,685,633 and $2,808,360 for the 2004, 2003 and 2002
Fiscal Years, respectively, and whose assets constituted 72% and 73% of the Partnership's assets at March 31, 2005 and 2004, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP



New York, New York
June 8, 2005

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report for the year ended February 4, 2005, on our consideration of Lincoln Renaissance's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and on compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 27 through 31 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Reznick Group, P.C.
Baltimore, Maryland
February 4, 2005

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 21, 2005, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
January 21, 2005

EIN 36-402506
Engagement Partner:  Paul H. Wieland

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
February 9, 2004

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT


To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated January 28, 2005, on our consideration of Mansion Court Associates 's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
January 28, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT


To the Partners
DERBY RUN ASSOCIATES, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partnership) as of December 31, 2004 and 2003, and the related statements of income, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DERBY RUN ASSOCIATES, L.P. as of December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity and accounting principles generally accepted in the United States and America.

Our audits were made for the purpose of forming an opinion on the basic financial statements referred to above. The Partnership's management has elected to disclose certain information relating to the low-income housing tax credits allocated to the Partnership as described in Note 6 to the financial statements which are not required to be disclosed in accordance with auditing standards generally accepted in the United States of America. Such disclosures have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on them.


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 4, 2005

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

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2004 and 2003, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2004 and 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 4, 2005, on our consideration of Tasker Village's internal control over financial reporting and on our test of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2004 supplemental information on pages 24 through 28 is presented for purposes of additional analysis and is not a required part of the basis financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basis financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 4, 2005

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 16, 2004

[Letterhead of CLIFFORD R. BENN]


INDEPENDENT AUDITOR'S REPORT


General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2004 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2004 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn
January 21, 2005
Carson, California

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


/s/ Clifford R. Benn
February 21, 2003
Carson, California

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2004 and 2003, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with general accepted accounting principles.


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2005

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


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2004

[Letterhead of CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2004 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2004 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn
February 17, 2005
Carson, California

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

[Letterhead of THORNTON & PACHECO]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

We have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2004, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARD, we have also issued reports dated February 11, 2005, on our consideration of the Partnership's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over financial reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.


/s/ Robert Pacheco
Pasadena, California
February 11, 2005

[Letterhead of THORNTON & PACHECO]

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


/s/ Thornton & Pacheco
Pasadena, California
February 7, 2004

[Letterhead of THORNTON & PACHECO]

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


/s/ Thornton & Pacheco
Pasadena, California
February 20, 2003

[Letterhead of Habif, Arogeti & Wynne, LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Creative Choice Homes VI, Ltd.

We have audited the accompanying balance sheet of Creative Choice Homes VI, Ltd. as of December 31, 2004, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creative Choice Homes VI, Ltd. as of December 31, 2004, and the results of its operations, the changes in partners' equity and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Habif, Arogeti & Wynne, LLP
Atlanta, Georgia
March 23, 2005

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
May 18, 2004

[Letterhead of BERT D. SAMUELS CPA]

Independent Auditor's Report

To the Partners
P & P Home For The Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home For The Elderly, L.P. as of December 31, 2004, and the related statements of income, changes in partners' equity and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of December 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Bert D. Samuels CPA
Encino, California
February 12, 2005

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


/s/ Shenouda & Associates, LLP
Huntington Beach, California
February 18, 2003

[Letterhead of COLE, EVANS & PETERSON]

INDEPENDENT AUDITORS' REPORT ON THE BASIC FINANCIAL STATEMENTS
AND SUPPLEMENTAL INFORMATION

Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, at December 31, 2004, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2004 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was made primarily for the purpose of forming an opinion on the basic financial statements for the year ended December 31, 2004 taken as a whole. The supplementary Schedules 1 through 6 are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2005 on our consideration of Clear Horizons Limited Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 5, 2005

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


/s/ Cole, Evans & Peterson
Shreveport, Louisiana
Federal ID No. 72-0506596
Lead Auditor: Steven W. Hedgepeth
February 6, 2003

[Letterhead of LAWLOR, O'BRIEN & CHERVENAK, LLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2004 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2004 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 26, 2005

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


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 15, 2003

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                                                          March 31,
                                                                ----------------------------
                                                                    2005            2004
                                                                ------------    ------------
Property and equipment  net, less  accumulated  depreciation
 (Notes 2, 4 and 7)                                             $ 76,531,547    $ 79,455,298
Cash and cash equivalents (Notes 2, 3 and 11)                      1,820,457         716,058
Cash held in escrow (Notes 3 and 5)                                3,199,191       3,041,671
Deferred costs, less accumulated amortization (Notes 2 and 6)        305,553         211,030
Other assets                                                         524,152         592,765
                                                                ------------    ------------

                                                                $ 82,380,900    $ 84,016,822
                                                                ============    ============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


Liabilities:
Mortgage notes payable (Note 7)                                 $ 59,271,697    $ 57,109,969
Accounts payable                                                     720,880         796,484
Security deposits payable                                            420,694         412,068
Accrued interest                                                  15,226,268      13,698,965
Due to local general partners and affiliates (Note 8)              1,636,184       1,754,760
Due to general partner and affiliates (Note 8)                     3,957,952       4,220,695
                                                                ------------    ------------

                                                                  81,233,675      77,992,941
                                                                ------------    ------------

Minority interest                                                   (551,405)       (451,294)
                                                                ------------    ------------

Commitments and contingencies (Notes 7, 8 and 11)

Partners' capital (deficit):
Limited partners (58,928 BACs issued and outstanding)              2,205,593       6,934,373
General partner                                                     (506,963)       (459,198)
                                                                ------------    ------------

Total partners' capital (deficit)                                  1,698,630       6,475,175
                                                                ------------    ------------

Total liabilities and partners' capital (deficit)               $ 82,380,900    $ 84,016,822
                                                                ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Years Ended March 31,
                                                        --------------------------------------------
                                                            2005            2004            2003
                                                        ------------    ------------    ------------
 Revenues

 Rental income                                          $  9,511,285    $  9,182,883    $  8,841,414
 Other income                                                561,727         176,405         298,643
                                                        ------------    ------------    ------------
                                                          10,073,012       9,359,288       9,140,057
                                                        ------------    ------------    ------------
 Expenses
 General and administrative                                2,503,067       2,702,969       2,280,440
 General and administrative-related parties (Note 8)       1,013,919         991,402         992,455
 Repairs and maintenance                                   2,123,011       2,205,546       1,946,913
 Operating                                                 1,146,968       1,105,217       1,011,399
 Taxes                                                       709,655         733,695         668,743
 Insurance                                                   731,566         696,677         616,132
 Financial, principally interest                           3,079,737       2,792,662       2,650,829
 Depreciation and amortization                             3,553,133       3,425,718       3,518,891
                                                        ------------    ------------    ------------
  Total expenses                                          14,861,056      14,653,886      13,685,802
                                                        ------------    ------------    ------------

 Loss before minority interest                            (4,788,044)     (5,294,598)     (4,545,745)

 Minority interest in loss of subsidiary partnerships         11,499          16,161          10,959
                                                        ------------    ------------    ------------

Net loss                                                $ (4,776,545)   $ (5,278,437)   $ (4,534,786)
                                                        ============    ============    ============

Net loss - limited partners                             $ (4,728,780)   $ (5,225,653)   $ (4,489,438)
                                                        ============    ============    ============

Number of BACs outstanding                                    58,928          58,928          58,928
                                                        ============    ============    ============

Net loss per BAC                                        $     (80.25)   $     (88.68)   $     (76.19)
                                                        ============    ============    ============



          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                                                 Limited         General
                                                   Total         Partners        Partners
                                               ------------    ------------    ------------

Partners' capital (deficit) -- April 1, 2002   $ 16,288,398    $ 16,649,464    $   (361,066)

Net loss                                         (4,534,786)     (4,489,438)        (45,348)
                                               ------------    ------------    ------------

Partners capital (deficit) - March 31, 2003      11,753,612      12,160,026        (406,414)

Net loss                                         (5,278,437)     (5,225,653)        (52,784)
                                               ------------    ------------    ------------

Partners capital (deficit) - March 31, 2004       6,475,175       6,934,373        (459,198)

Net loss                                         (4,776,545)     (4,728,780)        (47,765)
                                               ------------    ------------    ------------

Partners capital (deficit) - March 31, 2005    $  1,698,630    $  2,205,593    $   (506,963)
                                               ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                      Years Ended March 31,
                                                            -----------------------------------------
                                                               2005           2004           2003
                                                            -----------    -----------    -----------
 Cash flows from operating activities:
 Net loss                                                   $(4,776,545)   $(5,278,437)   $(4,534,786)
                                                            -----------    -----------    -----------
 Adjustments to reconcile net loss to net cash provided
  by operating activities:
 Depreciation and amortization                                3,553,133      3,425,718      3,518,891
 Minority interest in loss of subsidiary
  partnerships                                                  (11,499)       (16,161)       (10,959)
 (Increase) decrease in assets:
 Cash held in escrow                                             29,340        (12,713)       (30,654)
 Other assets                                                    68,613        149,635        (82,455)
 Increase (decrease) in liabilities:
 Accounts payable and other liabilities                         (66,978)      (124,936)       (44,300)
 Accrued interest                                             1,527,303      1,667,842      1,453,193
 Due to local general partners and affiliates                    72,738        272,373         23,862
 Due to local general partners and affiliates                   (17,084)        (4,522)      (181,090)
 Due to general partner and affiliates                         (262,743)       713,388        692,199
                                                            -----------    -----------    -----------
 Total adjustments                                            4,892,823      6,070,624      5,338,687
                                                            -----------    -----------    -----------

 Net cash provided by operating activities                      116,278        792,187        803,901
                                                            -----------    -----------    -----------

 Cash flows from investing activities:
 Improvements to property and equipment                        (548,330)      (356,569)      (487,607)
 (Increase) decrease in cash held in escrow                    (186,860)         3,200         73,813
 Increase in due to local general partners and affiliates        62,399             --        137,141
 Decrease in due to local general partners and affiliates      (236,629)       (38,151)            --
                                                            -----------    -----------    -----------

 Net cash used in investing activities                         (909,420)      (391,520)      (276,653)
                                                            -----------    -----------    -----------

 Cash flows from financing activities:
 Principal payments of mortgage notes                        (4,738,272)      (493,507)      (479,998)
 Proceeds from mortgage notes                                 6,900,000             --             --
 Increase in deferred costs                                    (175,575)            --             --
 Increase in due to local general partners and affiliates            --          7,097         14,940
 Decrease in due to local general partners and affiliates            --        (99,150)      (128,141)
 Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                             (88,612)       (91,416)      (236,163)
                                                            -----------    -----------    -----------

 Net cash provided by (used in) financing activities          1,897,541       (676,976)      (829,362)
                                                            -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents          1,104,399       (276,309)      (302,114)

Cash and cash equivalents at beginning of year                  716,058        992,367      1,294,481
                                                            -----------    -----------    -----------

Cash and cash equivalents at end of year                    $ 1,820,457    $   716,058    $   992,367
                                                            ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                      $ 1,488,710    $ 1,135,516    $ 1,211,218
                                                            ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



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

The Partnership has interests in fifteen subsidiary partnerships as of March 31, 2005.

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


NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership's fiscal year ends on March 31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

b)  Basis of Consolidation

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $29,000, $29,000 and $27,000 for the years ended March 31, 2005, 2004 and 2003 (the 2004, 2003 and 2002 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2005, distributions to several minority interests have exceeded their investments.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



d)  Property and Equipment

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

Through March 31, 2005, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

e)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                                    Year Ended March 31,
                                          --------------------------------------
                                            2005           2004           2003
                                          --------       --------       --------
Interest                                  $ 45,121       $ 36,944       $ 86,345
Other                                      516,606        139,461        212,298
                                          --------       --------       --------

   Total other revenue                    $561,727       $176,405       $298,643
                                          ========       ========       ========


f)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

g)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners' capital.

h)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

i)  Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

j)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Partnership does not believe that the adoption of SFAS No. 153 on June

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



15, 2005 will have a material effect on the Partnership's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003.
 The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                                March 31, 2005              March 31, 2004
                                          -------------------------   -------------------------
                                            Carrying                   Carrying
                                             Amount     Fair Value      Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $13,114,579   $13,228,806   $ 8,078,570   $ 8,227,133
Not practicable                           $46,157,118             *   $49,031,399             *


* Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:


                                                                    Estimated
                                             March 31,               Useful
                                  ------------------------------      Lives
                                      2005             2004          (Years)
                                  -------------    -------------    ---------
Land                              $   6,228,836    $   6,228,836
Building and improvements           102,488,853      102,072,423       --
Furniture and fixtures                1,346,433        1,299,937      10-40
                                  -------------    ------------
                                    110,064,122      109,601,196       5-10

Less:  Accumulated depreciation     (33,532,575)     (30,145,898)
                                  -------------    ------------

                                  $  76,531,547    $ 79,455,298
                                  =============    ============


Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2005 and 2004, respectively.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the local general partners and affiliates as of March 31, 2005 and 2004. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2005, 2004 and 2003 amounted to $3,472,081, $3,410,321 and $3,499,640, respectively. Additionally, $85,404 and $489 of accumulated depreciation on dispositions was written-off during the years ended March 31, 2005 and 2004, respectively.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:


                                                               March 31,
                                                      --------------------------
                                                         2005            2004
                                                      ----------      ----------
Purchase price payments*                              $   23,683      $   23,683
Real estate taxes, insurance and other                 1,108,819       1,138,159
Reserve for replacements (Note 7)                      2,066,689       1,879,829
                                                      ----------      ----------

                                                      $3,199,191      $3,041,671
                                                      ==========      ==========


 * Represents amounts to be paid to seller upon completion of properties under construction and upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:


                                                March 31,
                                        -----------------------
                                          2005          2004        Period
                                        ---------     ---------     -------
Financing costs                         $ 443,065     $ 361,409       *
Other                                      33,703        33,703     various
                                        ---------     ---------
                                          476,768       395,112
Less:  Accumulated amortization          (171,215)     (184,082)
                                        ---------     ---------

                                        $ 305,553     $ 211,030
                                        =========     =========


*Over the life of the related mortgages.


Amortization  expense for the years ended March 31, 2005, 2004 and 2003 amounted
to  $81,052,  $15,397  and  $19,251,   respectively.  In  addition,  $93,919  of
accumulation amortization was written off during the year ended March 31, 2005.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $165,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $3,840,189 and $4,102,647 at December 31, 2004 and 2003, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

During the year ended March 31, 2005, Derby Run Associate L.P.'s ("Derby Run") mortgage note payable of $4,325,898 was refinanced and paid in full with the proceeds from a new mortgage note payable of $6,900,000. The new mortgage note payable is secured by the property and a deed of trust on the real estate and is due in monthly installments of $37,464 including interest at 5.1%.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



Annual principal payment requirements for mortgage notes payable for each of the next five fiscal years and thereafter are as follows:

Fiscal Year Ending                 Amount
------------------              ------------

2005                            $    598,570
2006                                 651,925
2007                                 695,837
2008                                 751,699
2009                                 882,521
Thereafter                        55,691,145
                                ------------
                                $ 59,271,697
                                ============

Accrued interest payable as of March 31, 2005 and 2004 was approximately $15,226,000 and $13,699,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $30,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2005, 2004 and 2003 were as follows:


                                                                Years Ended March 31,
                                                       ------------------------------------
                                                          2005         2004         2003
                                                       ----------   ----------   ----------
Partnership management fees (a)                        $  546,000   $  546,000   $  546,000
Expense reimbursement (b)                                 137,585      122,835      121,297
Local administrative fees (d)                              35,000       35,000       32,550
                                                       ----------   ----------   ----------
Total general and administrative - General Partner        718,585      703,835      699,847

                                                       ----------   ----------   ----------
Property management fees incurred to affiliates of
   the subsidiary partnerships' general partners (c)      295,334      287,567      292,608
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------
Total general and administrative - related parties     $1,013,919   $  991,402   $  992,455
                                                       ==========   ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,635,000 and $3,339,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $65,000 and $651,000 were accrued and unpaid as of March 31, 2005 and 2004, respectively.

(c) Property management fees incurred by subsidiary partnerships amounted to $681,903, $672,734 and $621,058 for the years ended March 31, 2005, 2004 and
2003, respectively. Of these fees $295,334, $287,567 and $292,608 were earned by affiliates of the Local General Partners.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



B) Due to Local General Partners and Affiliates

Due to Local General Partners and affiliates at March 31, 2005 and 2004 consists of the following:


                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ----------   ----------
Operating advances                                       $    5,000   $    5,000
Development fee payable                                     467,750      804,941
Construction costs payable                                  639,531      476,570
Management and other operating advances                     285,269      229,615
Loans payable to general partner and affiliates (a)         238,634      238,634
                                                         ----------   ----------

                                                         $1,636,184   $1,754,760
                                                         ==========   ==========


(a) Affordable Green Associates, L.P. ("Affordable Green") borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

The Partnership has negotiated Operating Deficit Guaranty Agreements with the Local General Partners or affiliates of the Local General Partner by which the Local General Partners or their affiliates have agreed to fund operating deficits for a specified period of time. The terms of the Operating Deficit Guaranty Agreement vary for each Local Partnership, with maximum dollar amounts to be funded for a specified period of time, generally three years, commencing on the break-even date.

Amounts funded under the Operating Deficit Guaranty Agreements are treated as non-interest bearing loans, which will be paid only out of available cash flow or out of available net sale or refinancing proceeds. As of March 31, 2005, approximately $375,000 has been advanced under the Operating Deficit Guaranty Agreements all of which has been repaid. If amounts remained unpaid under such agreements, they would be reflected under "Due to local general partner and affiliates" on our financial statements.


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:


                                                                           Years Ended March 31,
                                                                 -----------------------------------------
                                                                    2005           2004           2003
                                                                 -----------    -----------    -----------
Financial statement net loss                                     $(4,776,545)   $(5,278,437)   $(4,534,786)

Differences between depreciation and amortization expense
  records for financial reporting purposes and the accelerated
  costs recovery system utilized for income tax purposes            (439,502)      (478,109)      (563,731)

Tax exempt interest income                                            (3,100)        (2,100)        (3,606)

Differences resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes         (6,903)        12,179          4,309

Other, including accruals for financial reporting not
  deductible for tax purposes until paid                            (213,642)       585,145        316,434
                                                                 -----------    -----------    -----------

Net loss as shown on the income tax return for the calendar
  year ended                                                     $(5,439,692)   $(5,161,322)   $(4,781,380)
                                                                 ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



NOTE 10 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2005 and 2004.


                                                                 Quarter Ended
                                            --------------------------------------------------------

                                              June 30,    September 30,   December 31,    March 31,
                OPERATION S                     2004           2004           2004          2005
-----------------------------------------   -----------    -----------    -----------    -----------
Revenues                                    $ 2,379,119    $ 2,390,384    $ 2,146,953    $ 3,156,556

Operating expenses                           (3,479,976)    (3,442,970)    (3,714,100)    (4,224,010)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,100,857)    (1,052,586)    (1,567,147)    (1,067,454)

Minority interest in loss of subsidiaries         2,649          3,519          2,620          2,711
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,098,208)   $(1,049,067)   $(1,564,527)   $(1,064,743)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (18.45)   $    (17.62)   $    (26.28)   $    (17.89)
                                            ===========    ===========    ===========    ===========

                                                                 Quarter Ended
                                            --------------------------------------------------------

                                              June 30,     September30    December 31,    March 31,
               OPERATIONS                       2003           2003           2003          2004
-----------------------------------------   -----------    -----------    -----------    -----------
Revenues                                    $ 2,304,932    $ 2,328,028    $ 2,329,337    $ 2,396,991

Operating expenses                           (3,474,590)    (3,290,185)    (3,636,652)    (4,252,459)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,169,658)      (962,157)    (1,307,315)    (1,855,468)

Minority interest in loss of subsidiaries         3,507          3,863          3,592          5,199
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,166,151)   $  (958,294)   $(1,303,723)   $(1,850,269)
                                            ===========    ===========    ===========    ===========

Net loss per weighted
  average BAC                               $    (19.59)   $    (16.10)   $    (21.90)   $    (31.09)
                                            ===========    ===========    ===========    ===========


NOTE 11 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2004, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $227,242. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2004 is $245,232 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2004.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005



b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. At March 31, 2005, uninsured cash and cash equivalents approximated $1,400,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or HUD. Such cash distributions are typically made from surplus cash flow.

d)  Other

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Housing Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,384,145, $8,746,267 and $8,746,263 of Housing Tax Credits during each of the 2004, 2003 and 2002 tax years, respectively.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

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

       Name                                             Position
------------------                        -------------------------------------


Alan P. Hirmes                             Director  and  Senior  Vice President

Stuart J. Boesky                           Senior Vice President

Marc D. Schnitzer                          Vice President

Denise  L.  Kiley (*)                      Vice President

Glenn F. Hopps                             Treasurer

Teresa Wicelinski                          Secretary

(*) On February 25, 2005,  Ms. Kiley  announced  her  retirement as Chief Credit
    Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of RIAI. Upon her retirement, she will also resign from her position as Vice President of RIAI.

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan LLP) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

MARC D. SCHNITZER, 44, is responsible both for financial restructurings of real estate properties and directing Related's acquisitions of properties generating Housing Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Related in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring from CharterMac.

GLENN F. HOPPS, 42, was employed prior to joining Related in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

Item 11.  Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters


                                  Name and Address of          Amount and Nature of          Percentage
      Title of Class              Beneficial Ownership         Beneficial Ownership          of Class
-----------------------------     ----------------------    -----------------------------    -----------
General Partnership               Related Independence      $1,000 capital                     100%
Interest in the Partnership       Associates L.P.           contribution -
                                  625 Madison Avenue        directly owned
                                  New York, NY 10022


Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 11, 2005, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.


                                                             Amount and Nature of   Percent
                 Name of Beneficial Owner (1                 Beneficial Ownership  of Class
-----------------------------------------------------------  --------------------  --------
Lehigh Tax Credit Partners, Inc.                             4,453.20 (2)(3)         7.6%

                                                             4,453.20 (2)(3)(4)      7.6%
J. Michael Fried
                                                             4,453.20 (2)(3)(4)      7.6%
Alan P. Hirmes
                                                             4,453.20 (2)(3)(4)      7.6%
Stuart J. Boesky
                                                             4,453.20 (2)(3)(4)      7.6%
Marc D. Schnitzer
                                                             4,453.20 (2)(3)(4)      7.6%
Denise L. Kiley (*)

Glenn F. Hopps                                                       -                 -

Teresa Wicelinski                                                    -                 -

All directors and executive officers of the general partner
of the Related General Partner as a group (eight persons)    4,453.20 (2)(3)(4)      7.6%


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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), for which the Managing Member serves as managing member. As of May 11, 2005, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried who owns only an economic interest.

Item 13.  Certain Relationships and Related Transactions

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates for professional services rendered for the audit of our annual financial statements for the years ended March 31, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $56,200 and $53,400, respectively.

Audit - Related Fees
--------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $11,500 and $10,800, respectively.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15.       Exhibits and Financial Statement Schedules
                                                                                    Sequential
                                                                                       Page
                                                                                    ----------

(a) 1.         Consolidated Financial Statements
               ---------------------------------

               Report of Independent Registered Public Accounting Firm                  12

               Consolidated Balance Sheets at March 31, 2005 and 2004                   45

               Consolidated  Statements of Operations  for the Years Ended March
               31, 2005, 2004 and 2003                                                  46

               Consolidated Statements of Changes in Partners' Capital (Deficit)
               for the Years Ended March 31, 2005, 2004 and 2003                        47

               Consolidated  Statements  of Cash Flows for the Years Ended March
               31, 2005, 2004 and 2003                                                  48

               Notes to Consolidated Financial Statements                               49

(a) 2.         Consolidated Financial Statement Schedules
               ------------------------------------------

               Report of Independent Registered Public Accounting Firm                  66

               Schedule I - Condensed Financial Information of Registrant               67

               Schedule III - Real Estate and Accumulated Depreciation                  70

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

(3B)           Form of Amended and Restated Agreement of Limited Partnership  of
               Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)           Certificate  of  Limited  Partnership  of Independence Tax Credit
               Plus L.P. II as filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)          Escrow Agreement between Independence Tax Credit Plus L.P. II and
               Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)           Subsidiaries of the Registrant                                           61

(31.1)         Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)               64

(32.1)         Certification  Pursuant  to  Rule 13a-14(b) or Rule 15d-14(b) and
               Section  1350  of  Title 18  of the United States Code (18 U.S.C.
               1350)                                                                    65

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


Item 15.       Exhibits and Financial Statement Schedules (continued)


                                                                  Jurisdiction
                Subsidiaries of the Registrant (Exhibit 21)      of Organization
                -------------------------------------------      ---------------

                Lincoln Renaissance                                    PA
                United Germano - Millgate Limited Partnership          IL
                Mansion Court Associates                               PA
                Derby Run Associates, L.P.                             VA
                Renaissance Plaza `93 Associates, L.P.                 MD
                Tasker Village Associates                              PA
                Martha Bryant Manor, L.P.                              CA
                Colden Oaks Limited Partnership                        CA
                Brynview Terrace, L.P.                                 CA
                NLEDC, L.P.                                            CA
                Creative Choice Homes VI, Ltd.                         FL
                P & P Homes for the Elderly, L.P.                      CA
                Clear Horizons Limited Partnership                     LA
                Neptune Venture, L.P.                                  NJ
                Affordable Green Associates L.P.                       NY

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                               By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                    General Partner



                               By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                    General Partner



Date: June 15, 2005                 By:  /s/ Alan P. Hirmes
      -------------                      ------------------
                                         Alan P. Hirmes
                                         Director and Senior Vice President
                                         (Chief Executive and Financial Officer)


Date: June 15, 2005                 By:  /s/ Glenn F. Hopps
      -------------                      ------------------
                                         Glenn F. Hopps
                                         Treasurer
                                         (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                                         Title                                        Date
------------------         ------------------------------------------------------------    --------------
/s/ Alan P. Hirmes         Director and Senior Vice President (chief executive and
------------------         financial officer) of Related Independence Associates Inc.      June 15, 2005
Alan P. Hirmes                                                                             -------------

/s/ Glenn F. Hopps         Treasurer (chief accounting officer) of Related Independence
------------------         Associates Inc.                                                 June 15, 2005
Glenn F. Hopps                                                                             -------------


                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed, under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: June 15, 2005
               -------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-K for the period ending March 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 15, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------



To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)



In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 8, 2005 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and
Schedule III at March 31, 2005. In our opinion, and based upon the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.


Trien Rosenberg Rosenberg
Weinberg Ciullo & Fazzari LLP

New York, New York
June 8, 2005

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS




                                     ASSETS


                                                                   March 31,
                                                           --------------------------
                                                               2005           2004
                                                           ------------   -----------
Cash and cash equivalents                                   $ 1,044,867   $   394,494
Cash held in escrow                                              23,683        23,683
Investment in subsidiary partnerships                        15,459,113    18,624,424
Other assets                                                     35,333        33,704
                                                            -----------   -----------

Total assets                                                $16,562,996   $19,076,305
                                                            ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                       $ 3,692,952   $ 3,983,195

Other liabilities                                                10,907        12,520
                                                            -----------   -----------

Total liabilities                                             3,703,859     3,995,715

Partners' capital                                            12,859,137    15,080,590
                                                            -----------   -----------

Total liabilities and partners' capital                     $16,562,996   $19,076,305
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Years Ended March 31,
                                                -----------------------------------------
                                                    2005           2004           2003
                                                -----------    -----------    -----------
Revenues

Other income                                    $     7,990    $     1,775    $     3,531
                                                -----------    -----------    -----------

Expenses

Administrative and management                       103,129        112,406        108,838
Administrative and management-related parties       683,585        668,835        667,297
                                                -----------    -----------    -----------

Total expenses                                      786,714        781,241        776,135
                                                -----------    -----------    -----------

Loss from operations                               (778,724)      (779,466)      (772,604)

Equity in loss of subsidiary partnerships        (1,442,729)    (2,614,320)    (2,621,702)
                                                -----------    -----------    -----------

Net loss                                        $(2,221,453)   $(3,393,786)   $(3,394,306)
                                                ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                          Years Ended March 31,
                                                               -----------------------------------------
                                                                  2005           2004           2003
                                                               -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                       $(2,221,453)   $(3,393,786)   $(3,394,306)
                                                               -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                        1,442,729      2,614,320      2,621,702

(Increase) decrease in assets:

Other assets                                                        (1,629)           589              0

Increase (decrease) in liabilities:

Due to general partners and affiliates                            (290,243)       668,388        677,499
Other liabilities                                                   (1,613)         5,161          1,402
                                                               -----------    -----------    -----------

Total adjustments                                                1,149,244      3,288,458      3,300,603
                                                               -----------    -----------    -----------

Net cash used in operating activities                           (1,072,209)      (105,328)       (93,703)
                                                               -----------    -----------    -----------

Cash flows from investing activities:

Investment in subsidiary partnerships                                    0              0       (220,341)

Decrease in cash held in escrow - purchase price adjustments             0              0        220,341
                                                               -----------    -----------    -----------

Net cash used in investing activities                                    0              0              0
                                                               -----------    -----------    -----------

Net cash from financing activities:

Distributions from subsidiary partnerships                       1,722,582         87,833         87,587
                                                               -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents               650,373        (17,495)        (6,116)

Cash and cash equivalents, beginning of year                       394,494        411,989        418,105
                                                               -----------    -----------    -----------

Cash and cash equivalents, end of year                         $ 1,044,867    $   394,494    $   411,989
                                                               ===========    ===========    ===========


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005


                                                                    Initial Cost to Partnership
                                                                   ------------------------------         Cost
                                                                                                       Capitalized
                                                                                                      Subsequent to
                                                                                     Buildings and     Acquisition:
                Description                      Encumbrances          Land          Improvements      Improvements
-------------------------------------------      ------------      ------------      ------------      ------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                    $  8,953,301      $    580,000      $  6,070,477      $ 11,462,340
Lincoln Renaissance
  Reading, PA                                       2,553,000                 0         5,240,173           238,372
Mansion Court Associates
  Philadelphia, PA                                  1,505,862            19,072         3,224,984           230,564
Derby Run Associates L.P.
  Hampton, VA                                       6,900,000           407,410         3,069,628         4,854,831
Renaissance Plaza Assoc
  Baltimore, MD                                     6,656,615           684,255         9,840,170         4,421,290
Tasker Village
  Philadelphia, PA                                  1,784,881            18,235                 0         3,935,436
Martha Bryant Manor, L.P.
  Los Angeles, CA                                   7,616,374           966,577                 0        10,721,312
Colden Oaks Limited Partnership
  Los Angeles, CA                                   5,407,137           922,790                 0         2,090,771
Brynview Terrace Limited Partnership
  Los Angeles, CA                                     997,422           175,943                 0         1,448,016
NLEDC, L.P.
  Los Angeles, CA                                   4,255,685           624,000                 0         5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                         3,507,732           650,072            13,134         5,593,277
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                   6,263,857                 0                 0        10,008,044
Clear Horizons Limited Partnership
  Shreveport, LA                                      695,000            15,304         2,058,729           226,889
Neptune Venture L.P.
  Neptune Township, NJ                                      0           460,631        10,151,873           183,809
Affordable Green Associates L.P.
  New York, NY                                      2,174,831            20,500         3,506,961            43,581
                                                 ------------      ------------      ------------      ------------

                                                 $ 59,271,697      $  5,544,789      $ 43,176,129      $ 61,343,204
                                                 ============      ============      ============      ============



                                                 Gross Amount at which Carried at Close of Period
                                                 ------------------------------------------------


                                                                   Buildings and
                Description                          Land          Improvements         Total
-------------------------------------------      ------------      ------------      ------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                    $    585,374      $ 17,527,443      $ 18,112,817
Lincoln Renaissance
  Reading, PA                                           5,373         5,473,172         5,478,545
Mansion Court Associates
  Philadelphia, PA                                     25,095         3,449,525         3,474,620
Derby Run Associates L.P.
  Hampton, VA                                         409,771         7,922,098         8,331,869
Renaissance Plaza Assoc
  Baltimore, MD                                       686,616        14,259,099        14,945,715
Tasker Village
  Philadelphia, PA                                     20,596         3,933,075         3,953,671
Martha Bryant Manor, L.P.
  Los Angeles, CA                                     968,938        10,718,951        11,687,889
Colden Oaks Limited Partnership
  Los Angeles, CA                                     925,151         2,088,410         3,013,561
Brynview Terrace Limited Partnership
  Los Angeles, CA                                     178,304         1,445,655         1,623,959
NLEDC, L.P.
  Los Angeles, CA                                     626,361         5,882,311         6,508,672
Creative Choice Homes VI Ltd.
  Miami, FL                                           652,433         5,604,050         6,256,483
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                     642,360         9,365,684        10,008,044
Clear Horizons Limited Partnership
  Shreveport, LA                                       17,665         2,283,257         2,300,922
Neptune Venture L.P.
  Neptune Township, NJ                                462,465        10,333,848        10,796,313
Affordable Green Associates L.P.
  New York, NY                                         22,334         3,548,708         3,571,042
                                                 ------------      ------------      ------------

                                                 $  6,228,836      $103,835,286      $110,064,122
                                                 ============      ============      ============




                                                                                              Life on which
                                                                                             Depreciation in
                                                                  Years of                    Latest Income
                                                 Accumulated    Construction/      Date       Statements is
                Description                      Depreciation    Renovation      Acquired    Computed (a)(b)
-------------------------------------------      ------------    -----------    ----------   ---------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                    $  8,777,007      1993-94       Oct. 1993        10-25
Lincoln Renaissance
  Reading, PA                                       1,560,810      1993-94       Apr. 1993        20-40
Mansion Court Associates
  Philadelphia, PA                                    973,683      1993-94       Nov. 1993        20-40
Derby Run Associates L.P.
  Hampton, VA                                       2,076,627      1994-95       Feb. 1994           40
Renaissance Plaza Assoc
  Baltimore, MD                                     3,666,259      1994-95       Feb. 1994         27.5
Tasker Village
  Philadelphia, PA                                  1,055,965      1994-95        May 1994           40
Martha Bryant Manor, L.P.
  Los Angeles, CA                                   3,306,269      1994-95      Sept. 1994         27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                                   1,035,275      1994-95      Sept. 1994           31
Brynview Terrace Limited Partnership
  Los Angeles, CA                                     449,805      1994-95      Sept. 1994         27.5
NLEDC, L.P.
  Los Angeles, CA                                   1,876,319      1994-95      Sept. 1994         27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                         1,852,137      1994-95      Sept. 1994           40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                   2,359,640      1994-95      Sept. 1994           30
Clear Horizons Limited Partnership
  Shreveport, LA                                      930,203      1994-95       Dec. 1994         27.5
Neptune Venture L.P.
  Neptune Township, NJ                              2,375,209      1995-96       Apr. 1995           40
Affordable Green Associates L.P.
  New York, NY                                      1,237,367      1995-96        May 1995           27
                                                 ------------

                                                 $ 33,532,575
                                                 ============


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2005
                                   (continued)




                                         Cost of Property and Equipment                          Accumulated Depreciation
                                 -----------------------------------------------     ----------------------------------------------
                                                                        Years Ended March 31,
                                 --------------------------------------------------------------------------------------------------
                                     2005              2004            2003             2005             2004             2003
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $ 109,601,196    $ 109,245,116    $ 108,763,199    $  30,145,898    $  26,736,066    $  23,242,116
Additions during period:
Improvements                           548,330          356,569          490,218
Depreciation expense                                                                    3,472,081        3,410,321        3,499,640

Deductions during period:
Dispositions                           (85,404)            (489)          (8,301)         (85,404)            (489)          (5,690)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Balance at close of period       $ 110,064,122    $ 109,601,196    $ 109,245,116    $  33,532,575    $  30,145,898    $  26,736,066
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