Form 10-Q
period 2005-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2005-08-03
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005


                                       OR


[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-13782

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)



                     Delaware                                  13-3646846
-------------------------------------------------        -----------------------
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                            Identification No.)

      625 Madison Avenue, New York, New York                     10022
-------------------------------------------------        -----------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                    June 30,        March 31,
                                                                      2005            2005
                                                                  ------------    ------------
                                                                  (Unaudited)       (Audited)
ASSETS

Property and equipment at cost, net of accumulated depreciation
  of $34,383,578 and $33,532,575, respectively                    $ 75,763,061    $ 76,531,547
Cash and cash equivalents                                            1,300,403       1,820,457
Cash held in escrow                                                  3,084,042       3,199,191
Deferred costs, net of accumulated amortization of $175,046
  and $171,215, respectively                                           301,722         305,553
Other assets                                                           460,901         524,152
                                                                  ------------    ------------

Total assets                                                      $ 80,910,129    $ 82,380,900
                                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                            $ 59,104,256    $ 59,271,697
Accounts payable                                                       643,132         720,880
Security deposit payable                                               441,170         420,694
Accrued interest                                                    15,769,542      15,226,268
Due to local general partners and affiliates                         1,464,132       1,636,184
Due to general partner and affiliates                                3,576,412       3,957,952
                                                                  ------------    ------------

Total liabilities                                                   80,998,644      81,233,675
                                                                  ------------    ------------

Minority interest                                                     (554,590)       (551,405)
                                                                  ------------    ------------

Commitments and contingencies (Note 3)

Partners' capital (deficit):
Limited partners (58,928 BACs issued and outstanding)                  985,364       2,205,593
General partner                                                       (519,289)       (506,963)
                                                                  ------------    ------------

Total partners' capital (deficit)                                      466,075       1,698,630
                                                                  ------------    ------------

Total liabilities and partners' capital (deficit)                 $ 80,910,129    $ 82,380,900
                                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                      2005            2004
                                                                  ------------    ------------
Revenues
Rental income                                                     $  2,434,532    $  2,340,737
Other income                                                            76,557          38,382
                                                                  ------------    ------------

Total revenues                                                       2,511,089       2,379,119
                                                                  ------------    ------------

Expenses
General and administrative                                             708,041         630,411
General and administrative-related parties (Note 2)                    273,658         246,776
Repairs and maintenance                                                507,325         481,918
Operating                                                              329,402         259,432
Taxes                                                                  187,337         192,692
Insurance                                                              195,025         184,842
Financial                                                              691,208         627,813
Depreciation and amortization                                          854,834         856,092
                                                                  ------------    ------------

Total expenses                                                       3,746,830       3,479,976
                                                                  ------------    ------------

Loss before minority interest                                       (1,235,741)     (1,100,857)
Minority interest in loss of subsidiary partnerships                     3,186           2,649
                                                                  ------------    ------------

Net loss                                                          $ (1,232,555)   $ (1,098,208)
                                                                  ============    ============

Net loss-limited partners                                         $ (1,220,229)   $ (1,087,226)
                                                                  ============    ============

Number of BACs outstanding                                              58,928          58,928
                                                                  ============    ============

Net loss per BAC                                                  $     (20.71)   $     (18.45)
                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                                                               Limited        General
                                                 Total         Partners       Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2005   $ 1,698,630    $ 2,205,593    $  (506,963)

Net loss                                       (1,232,555)    (1,220,229)       (12,326)
                                              -----------    -----------    -----------

Partners' capital (deficit) - June 30, 2005   $   466,075    $   985,364    $  (519,289)
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

                                                                   Three Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash flows from operating activities:
Net loss                                                       $(1,232,555)   $(1,098,208)
                                                               -----------    -----------
Adjustments  to  reconcile  net loss to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                      854,834        856,092
Minority interest in loss of subsidiaries                           (3,186)        (2,649)
Decrease in accounts payable and other liabilities                 (57,271)       (22,582)
Increase in accrued interest                                       543,274        329,748
Decrease in cash held in escrow                                     94,248        116,996
Decrease in other assets                                            63,251         36,858
Increase in due to local general partners and affiliates             8,494            496
Decrease in due to local general partners and affiliates           (50,301)       (47,358)
(Decrease) increase in due to general partner and affiliates      (381,540)       163,133
                                                               -----------    -----------
Total adjustments                                                1,071,803      1,430,734
                                                               -----------    -----------

Net cash (used in) provided by operating activities               (160,752)       332,526
                                                               -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                             (82,517)        (6,019)
Decrease (increase) in cash held in escrow                          20,901       (126,047)
Decrease in due to local general partners and affiliates           (77,202)             0
                                                               -----------    -----------

Net cash used in investing activities                             (138,818)      (132,066)
                                                               -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                              (167,441)      (146,268)
Decrease in due to local general partner and affiliates            (53,043)        (5,636)
                                                               -----------    -----------

Net cash used in financing activities                             (220,484)      (151,904)
                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents              (520,054)        48,556

Cash and cash equivalents at beginning of period                 1,820,457        716,058
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 1,300,403    $   764,614
                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends June 30. The Partnership's fiscal quarter ends June 30, in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $7,000 and $6,000 for the three months ended June 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2005 and the results of operations and its cash flows for the three months ended June 30, 2005 and 2004, respectively. However, the operating results for the three months ended June 30, 2005 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2005 and 2004 were as follows:

                                                                     Three Months Ended
                                                                          June 30,
                                                                    -------------------
                                                                      2005       2004
                                                                    --------   --------
Partnership management fees (a)                                     $136,500   $136,500
Expense reimbursement (b)                                             51,171     26,316
Local administrative fee (c)                                           9,000      9,000
                                                                    --------   --------
Total general and administrative- General Partner                    196,671    171,816
                                                                    --------   --------
Property management fees incurred to affiliates of the subsidiary
  partnerships' general partners (d)                                  76,987     74,960
                                                                    --------   --------
Total general and administrative-related parties                    $273,658   $246,776
                                                                    ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,345,000 and $3,635,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $174,677 and $170,837 for the three months ended June 30, 2005 and 2004, respectively. Of these fees, $76,987 and $74,960 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At March 31, 2005, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $261,854. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at March 31, 2005 is $239,649 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from March 31, 2005.

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


Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections" ("FAS 154"), which superceded APB Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial
Statements". APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. In contrast, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively to prior periods' financial statements, unless this would be impracticable. In addition, FAS 154 makes a distinction between retrospective application of an accounting principle and the restatement of financial statements to reflect the correction of an error. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on its consolidated results of operations.

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of June 30, 2005, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the three months ended June 30, 2005, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $520,000. This decrease was due to net cash used in operating activities ($161,000), improvements to property and equipment ($83,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($130,000) and principal payments of mortgage notes ($167,000) which exceeded an increase in cash held in escrow relating to investing activities ($21,000). Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization ($855,000).

At June 30, 2005, there was approximately $239,000 in the working capital reserves at the Partnership level. For the three months ended June 30, 2005, the Partnership received cash distributions of approximately $49,000. Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $1,927,130 and $1,749,295, respectively.

Accounts payable as of June 30, 2005 and March 31, 2005 was $643,132 and $720,880, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of June 30, 2005 and March 31, 2005 was $15,769,542 and $15,226,268, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,345,000 and $3,635,000 were accrued and unpaid as of June 30, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in the annual report on Form 10-K.

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

Through June 30, 2005, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2005 and 2004 consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to rental rate increases.

Other income increased approximately $34,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to reimbursements received for prior year legal expenses at one Local Partnership.

General and administrative increased approximately $78,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in manager's salaries and benefits and office expenses at one Local Partnership and legal expenses incurred at a second Local Partnership.

General and administrative-related parties increased approximately $27,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an increase in expense reimbursements at the Partnership level.

Operating increased approximately $70,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual of gas expense at one Local Partnership during the first quarter in 2004.

Financial increased approximately $63,000 for the three months ended June 30, 2005 as compared to the corresponding period in 2004, primarily due to an underaccrual at two Local Partnerships in 2004.

Item 3.  Quantitative  and  Qualitative  Disclosures  about
Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.65% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005, the fair value of the mortgage notes payable.

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

           (10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

           (10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust
                 Company*

           (10C) Form  of  Purchase  and  Sales  Agreement   pertaining  to  the
                 Partnership's acquisition of Local Partnership
                 Interests*

           (10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

           (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

           (32.1)Certification  Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and
                 Section  1350 of Title 18 of the United  States Code (18 U.S.C.
                 1350).

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


Date: August 3, 2005


                       By: /s/ Alan P. Hirmes
                           ------------------
                           Alan P. Hirmes,
                           Director and Senior Vice President
                           (Chief Executive Officer and Chief Financial Officer)


Date: August 3, 2005


                       By: /s/ Glenn F. Hopps
                           ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: August 3, 2005
               ---------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc., the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     August 3, 2005