Form 10-Q
period 2005-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2005-10-26
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-13782

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)



                     Delaware                                     13-3646846
-------------------------------------------------            -------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------            -------------------
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


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                  September 30,     March 31,
                                                                      2005            2005
                                                                  ------------    ------------
                                                                   (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated depreciation
  of $35,228,111 and $33,532,575, respectively                    $ 75,065,248    $ 76,531,547
Cash and cash equivalents                                            1,402,162       1,820,457
Cash held in escrow                                                  3,233,928       3,199,191
Deferred costs, net of accumulated amortization of $190,008
  and $171,215, respectively                                           286,760         305,553
Other assets                                                           406,770         524,152
                                                                  ------------    ------------

Total assets                                                      $ 80,394,868    $ 82,380,900
                                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
Mortgage notes payable                                            $ 58,977,501    $ 59,271,697
Accounts payable                                                       674,189         720,880
Security deposit payable                                               438,650         420,694
Accrued interest                                                    16,169,445      15,226,268
Due to local general partners and affiliates                         1,564,191       1,636,184
Due to general partner and affiliates                                3,735,062       3,957,952
                                                                  ------------    ------------
Total liabilities                                                   81,559,038      81,233,675
                                                                  ------------    ------------

Minority interest                                                     (607,429)       (551,405)
                                                                  ------------    ------------

Commitments and contingencies (Note 3)

Partners' (deficit) capital:
Limited partners (58,928 BACs issued and outstanding)                  (27,224)      2,205,593
General partner                                                       (529,517)       (506,963)
                                                                  ------------    ------------

Total partners' (deficit) capital                                     (556,741)      1,698,630
                                                                  ------------    ------------

Total liabilities and partners' (deficit) capital                 $ 80,394,868    $ 82,380,900
                                                                  ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                             September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                          2005           2004           2005            2004
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 2,441,143    $ 2,341,603    $ 4,875,675    $ 4,682,340
Other income                                                61,374         48,781        137,931         87,163
                                                       -----------    -----------    -----------    -----------

Total revenues                                           2,502,517      2,390,384      5,013,606      4,769,503
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 573,435        577,694      1,281,476      1,208,105
General and administrative-related parties (Note 2)        276,692        258,522        550,350        505,298
Repairs and maintenance                                    510,406        550,712      1,017,731      1,032,630
Operating                                                  264,495        364,184        593,897        623,616
Taxes                                                      176,573        170,814        363,910        363,506
Insurance                                                  200,111        184,145        395,136        368,987
Financial                                                  665,745        480,831      1,356,953      1,108,644
Depreciation and amortization                              859,495        856,068      1,714,329      1,712,160
                                                       -----------    -----------    -----------    -----------

Total expenses                                           3,526,952      3,442,970      7,273,782      6,922,946
                                                       -----------    -----------    -----------    -----------

Loss before minority interest                           (1,024,435)    (1,052,586)    (2,260,176)    (2,153,443)
Minority interest in loss of subsidiary partnerships         1,619          3,519          4,805          6,168
                                                       -----------    -----------    -----------    -----------

Net loss                                               $(1,022,816)   $(1,049,067)   $(2,255,371)   $(2,147,275)
                                                       ===========    ===========    ===========    ===========

Net loss-limited partners                              $(1,012,588)   $(1,038,576)   $(2,232,817)   $(2,125,802)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  58,928         58,928         58,928         58,928
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (17.18)   $    (17.62)   $    (37.89)   $    (36.07)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' Capital (Deficit)
                                   (Unaudited)

                                                              Limited         General
                                                 Total        Partners        Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2005   $ 1,698,630    $ 2,205,593    $  (506,963)

Net loss                                       (2,255,371)    (2,232,817)       (22,554)
                                              -----------    -----------    -----------

Partners' deficit - September 30, 2005        $  (556,741)   $   (27,224)   $  (529,517)
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

                                                                                                Six Months Ended
                                                                                                  September 30,
                                                                                            --------------------------
                                                                                               2005            2004
                                                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                                                    $(2,255,371)   $(2,147,275)
                                                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                                 1,714,329      1,712,160
Minority interest in loss of subsidiaries                                                        (4,805)        (6,168)
Increase in cash held in escrow                                                                 (52,256)       (76,829)
Decrease in other assets                                                                        117,382        133,256
Decrease in accounts payable                                                                    (46,690)       (36,829)
Increase in security deposit payable                                                             17,956         14,553
Increase in accrued interest payable                                                            943,177        556,288
Increase in due to local general partners and affiliates                                         48,616          6,133
Decrease in due to local general partners and affiliates                                        (27,566)       (47,568)
(Decrease) increase in due to general partner and affiliates                                   (222,890)       342,303
                                                                                            -----------    -----------
Total adjustments                                                                             2,487,253      2,597,299
                                                                                            -----------    -----------

Net cash provided by operating activities                                                       231,882        450,024
                                                                                            -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                                         (229,237)       (31,376)
Decrease (increase) in cash held in escrow                                                       17,519        (17,791)
Decrease in due to local general partners and affiliates                                        (40,000)       (75,000)
                                                                                            -----------    -----------

Net cash used in investing activities                                                          (251,718)      (124,167)
                                                                                            -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                                           (294,196)      (249,994)
Decrease in due to local general partner and affiliates                                         (53,043)        (5,636)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest       (51,220)             0
                                                                                            -----------    -----------

Net cash used in financing activities                                                          (398,459)      (255,630)
                                                                                            -----------    -----------

Net (decrease) increase in cash and cash equivalents                                           (418,295)        70,227
Cash and cash equivalents at beginning of period                                              1,820,457        716,058
                                                                                            -----------    -----------
Cash and cash equivalents at end of period                                                  $ 1,402,162    $   786,285
                                                                                            ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends September 30. The Partnership's fiscal quarter ends September 30, in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $7,000 and $6,000 and $14,000 and $12,000 for the three and six months ended September 30, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2005, the results of operations for the three months and six months ended September 30, 2005 and 2004 and its cash flows for the six months ended September 30, 2005 and 2004, respectively. However, the operating results for the six months ended September 30, 2005 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2005 and 2004 were as follows:

                                                                                  Three Months Ended     Six Months Ended
                                                                                     September 30,         September 30,
                                                                                  -------------------   -------------------
                                                                                    2005       2004       2005       2004
                                                                                  --------   --------   --------   --------
Partnership management fees (a)                                                   $136,500   $136,500   $273,000   $273,000
Expense reimbursement (b)                                                           54,833     37,945    106,004     64,261
Local administrative fee (c)                                                         9,000      9,000     18,000     18,000
                                                                                  --------   --------   --------   --------
Total general and administrative-General Partner                                   200,333    183,445    397,004    355,261
                                                                                  --------   --------   --------   --------
Property management fees incurred to affiliates of the subsidiary partnerships'
 general partners (d)                                                               76,359     75,077    153,346    150,037
                                                                                  --------   --------   --------   --------
Total general and administrative-related parties                                  $276,692   $258,522   $550,350   $505,298
                                                                                  ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,482,000 and $3,635,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partner's

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $171,814 and $171,420 and $346,491 and $342,257 for the three and six months ended September 30, 2005 and 2004, respectively. Of these fees, $76,359 and $75,077 and $153,346 and $150,037 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At June 30, 2005, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $224,549. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated for the following reasons:

1. Included in current liabilities at June 30, 2005 is $239,774 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The general partner of the Local Partnership ("Local General Partner") of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from June 30, 2005.

b)  Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and, or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

d)  Other

The Partnership and Beneficial Assignment Certificates ("BACs") holders began to recognize the low-income housing credit ("Tax Credits") with respect to an apartment complex ("Property") when the periods of the Partnership's entitlement to claim Tax Credits (for each property, generally ten years from the date of investment or, if later, the date the property is placed in serviced) ("Credit Period") for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,384,145, $8,746,267 and $8,746,263 of Tax Credits during each of the 2004, 2003 and 2002 tax years, respectively.


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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)


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

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights". EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on its consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of September 30, 2005, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the six months ended September 30, 2005, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $418,000. This decrease was due to improvements to property and equipment ($229,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($93,000), principal payments of mortgage notes ($294,000) and capitalization of consolidated subsidiaries attributable to minority interest ($51,000) which exceeded cash provided by operating activities ($232,000) and an increase in cash held in escrow relating to investing activities ($18,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,714,000).

At September 30, 2005, there was approximately $185,000 in the working capital reserves at the Partnership level. For the six months ended September 30, 2005, the Partnership received cash distributions of approximately $49,000. Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,725,020 and $1,847,549 and $3,652,150 and $3,596,844, respectively.

Accounts payable as of September 30, 2005 and March 31, 2005 was $674,189 and $720,880, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of September 30, 2005 and March 31, 2005 was $16,169,445 and $15,226,268, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,482,000 and $3,635,000 were accrued and unpaid as of September 30, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Through   September  30,  2005,  the  Partnership  has  recorded   approximately
$3,926,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2005 and 2004 consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for both the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to rental rate increases.

Other income increased approximately $13,000 and $51,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004 was primarily due to reimbursements received for prior year legal expenses at one Local Partnership, a lawsuit settlement received at a second Local Partnership and an increase in damage, cleaning and early termination fee income at a third Local Partnership.

Operating decreased approximately $100,000 for the three months ended September 30, 2005 as compared to the corresponding period in 2004, primarily due to a decrease in water and gas expenses from a price adjustment during the second quarter of 2005 made based on actual use being lower than previous estimates at one Local Partnership.

Financial increased approximately $185,000 and $248,000 for the three and six months ended September 30, 2005 as compared to the corresponding periods in 2004, primarily due to an underaccrual at one Local Partnership in the second quarter of 2004.

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

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of Related Independence Associates L.P., the general partner of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)


                                     By: RELATED INDEPENDENCE
                                         ASSOCIATES L.P., General Partner

                                     By: RELATED INDEPENDENCE
                                         ASSOCIATES INC., General Partner


Date: October 26, 2005
      ----------------
                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Director and Senior Vice President
                                              (Chief Executive Officer and
                                               Chief Financial Officer)


Date: October 26, 2005
      ----------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005 of the Partnership;

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



         Date: October 26, 2005
               ----------------
                                                By: /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     October 26, 2005