Form 10-Q
period 2005-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2006-02-01
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2005


                                       OR


[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-13782

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)



                    Delaware                                      13-3646846
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                         10022
------------------------------------------------             -------------------
    (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code (212) 517-3700


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]  Non-accelerated filer [X]


       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                               December 31,      March 31,
                                                                   2005            2005
                                                               ------------    ------------
                                                               (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated
  depreciation of $36,138,390  and $33,532,575, respectively   $ 74,161,323    $ 76,531,547
Cash and cash equivalents                                         1,266,935       1,820,457
Cash held in escrow                                               3,333,851       3,199,191
Deferred costs, net of accumulated amortization of $199,889
  and $171,215, respectively                                        276,879         305,553
Other assets                                                        683,153         524,152
                                                               ------------    ------------

Total assets                                                   $ 79,722,141    $ 82,380,900
                                                               ============    ============

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Liabilities:
  Mortgage notes payable                                       $ 58,797,031    $ 59,271,697
  Accounts payable                                                  729,887         720,880
  Security deposit payable                                          435,559         420,694
  Accrued interest                                               16,598,860      15,226,268
  Due to local general partners and affiliates                    1,563,082       1,636,184
  Due to general partner and affiliates                           3,920,510       3,957,952
                                                               ------------    ------------

Total liabilities                                                82,044,929      81,233,675
                                                               ------------    ------------

Minority interest                                                  (610,500)       (551,405)
                                                               ------------    ------------

Commitments and contingencies (Note 3)

Partners' (deficit) capital:
  Limited partners (58,928 BACs issued and outstanding)          (1,171,216)      2,205,593
  General partner                                                  (541,072)       (506,963)
                                                               ------------    ------------

Total partners' (deficit) capital                                (1,712,288)      1,698,630
                                                               ------------    ------------

Total liabilities and partners' (deficit) capital              $ 79,722,141    $ 82,380,900
                                                               ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                               December 31,                    December 31,
                                                       ----------------------------    ----------------------------
                                                           2005            2004            2005            2004
                                                       ------------    ------------    ------------    ------------
Revenues
Rental income                                          $  2,467,132    $  2,370,249    $  7,342,807    $  7,052,589
Other income                                                 48,837          46,704         186,768         133,867
                                                       ------------    ------------    ------------    ------------

Total revenues                                            2,515,969       2,416,953       7,529,575       7,186,456
                                                       ------------    ------------    ------------    ------------

Expenses
General and administrative                                  548,113         533,813       1,829,589       1,741,919
General and administrative-related parties (Note 2)         269,997         248,130         820,347         753,428
Repairs and maintenance                                     560,836         566,921       1,578,567       1,599,551
Operating                                                   309,136         271,613         903,033         895,229
Taxes                                                       187,516         190,984         551,426         554,490
Insurance                                                   194,469         177,378         589,605         546,365
Financial                                                   684,360         867,209       2,041,313       1,975,853

Depreciation and amortization                               920,160         858,052       2,634,489       2,570,212
                                                       ------------    ------------    ------------    ------------

Total expenses                                            3,674,587       3,714,100      10,948,369      10,637,047
                                                       ------------    ------------    ------------    ------------

Loss before minority interest                            (1,158,618)     (1,297,147)     (3,418,794)     (3,450,591)
Minority interest in loss of subsidiary partnerships          3,071           2,620           7,876           8,788
                                                       ------------    ------------    ------------    ------------


Net loss                                               $ (1,155,547)   $ (1,294,527)   $ (3,410,918)   $ (3,441,803)
                                                       ============    ============    ============    ============


Net loss-limited partners                              $ (1,143,992)   $ (1,281,582)   $ (3,376,809)   $ (3,407,385)
                                                       ============    ============    ============    ============

Number of BACs outstanding                                   58,928          58,928          58,928          58,928
                                                       ============    ============    ============    ============

Net loss per BAC                                       $     (19.41)   $     (21.75)   $     (57.30)   $     (57.82)
                                                       ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' (Deficit) Capital
                                   (Unaudited)

                                                               Limited        General
                                                 Total         Partners       Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2005   $ 1,698,630    $ 2,205,593    $  (506,963)

Net loss                                       (3,410,918)    (3,376,809)       (34,109)
                                              -----------    -----------    -----------

Partners' deficit - December 31, 2005         $(1,712,288)   $(1,171,216)   $  (541,072)
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

                                                                                      Nine Months Ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2005            2004
                                                                                  -----------    -----------
Cash flows from operating activities:

Net loss                                                                          $(3,410,918)   $(3,441,803)
                                                                                  -----------    -----------
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization                                                       2,634,489      2,570,212
Minority interest in loss of subsidiaries                                              (7,875)        (8,788)
Increase in cash held in escrow                                                       (12,693)      (100,893)
Increase in other assets                                                             (159,001)       (62,763)
Increase in accounts payable                                                            9,007         43,095
Increase in security deposit payable                                                   14,865         13,947
Increase in accrued interest                                                        1,372,592      1,127,206
Increase (decrease) in due to local general partners and affiliates                    16,593        (33,443)
(Decrease) increase in due to general partner and affiliates                          (37,442)       519,106
                                                                                  -----------    -----------
Total adjustments                                                                   3,830,535      4,067,679
                                                                                  -----------    -----------

Net cash provided by operating activities                                             419,617        625,876
                                                                                  -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                               (235,591)       (58,841)
Increase in cash held in escrow                                                      (121,967)       (60,456)
Decrease in due to local general partners and affiliates                              (36,652)       (75,000)
                                                                                  -----------    -----------

Net cash used in investing activities                                                (394,210)      (194,297)
                                                                                  -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                                 (474,666)      (410,780)
Proceeds from refinancing of mortgage notes                                                 0      1,557,611
Decrease in due to local general partner and affiliates                               (53,043)        (5,636)
Decrease in capitalization of consolidated subsidiaries attributable to
  minority interest                                                                   (51,220)             0
                                                                                  -----------    -----------

Net cash (used in) provided by financing activities                                  (578,929)     1,141,195
                                                                                  -----------    -----------

Net (decrease) increase in cash and cash equivalents                                 (553,522)     1,572,774
Cash and cash equivalents at beginning of period                                    1,820,457        716,058
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $ 1,266,935    $ 2,288,832
                                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December
31. The Partnership's fiscal quarter ends December 31 in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $8,000 and $20,000 and $20,000 for the three and nine months ended December 31, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2005.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2005, the results of operations for the three months and nine months ended December 31, 2005 and 2004 and its cash flows for the nine months ended December 31, 2005 and 2004, respectively. However, the operating results for the nine months ended December 31, 2005 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2005 and 2004 were as follows:

                                                       Three Months Ended    Nine Months Ended
                                                          December 31,          December 31,
                                                      -------------------   -------------------
                                                        2005       2004       2005       2004
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $136,500   $136,500   $409,500   $409,500
Expense reimbursement (b)                               48,948     29,324    154,952     93,585
Local administrative fee (c)                             8,000      8,000     26,000     26,000
                                                      --------   --------   --------   --------
Total general and administrative-General Partner       193,448    173,824    590,452    529,085
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     76,549     74,306    229,895    224,343
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $269,997   $248,130   $820,347   $753,428
                                                      ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)

approximately $3,618,000 and $3,635,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $177,230 and $171,983 and $523,721 and $514,240 for the three and nine months ended December 31, 2005 and 2004, respectively. Of these fees, $76,549 and $74,306 and $229,895 and $224,343 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At September 30, 2005, Clear Horizons Limited Partnership ("Clear Horizons") current liabilities exceeded its current assets by $264,467. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated for the following reasons:

1. Included in current liabilities at September 30, 2005 is $239,660 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The general partner of the Local Partnership ("Local General Partner") of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from September 30, 2005.

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

d)  Other

The Partnership and Beneficial Assignment Certificates ("BACs") holders began to recognize the low-income housing credit ("Tax Credit") with respect to an apartment complex ("Property") when the periods of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in serviced) ("Credit Period") for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership's existence. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $8,384,145, $8,746,267 and $8,746,263 of Tax Credits during each of the 2004, 2003 and 2002 tax years, respectively.


Note 4 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005
                                   (Unaudited)

voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. The adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
As of December 31, 2005, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the nine months ended December 31, 2005, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $554,000. This decrease was due to improvements to property and equipment ($236,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($90,000), principal payments of mortgage notes ($475,000), capitalization of consolidated subsidiaries attributable to minority interest ($51,000) and an increase in cash held in escrow relating to investing activities ($122,000) which exceeded cash provided by operating activities ($420,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,634,000).

At December 31, 2005, there was approximately $209,000 in the working capital reserves at the Partnership level. For the nine months ended December 31, 2005, the Partnership received cash distributions of approximately $81,000. Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,800,070 and $1,740,709 and $5,452,220 and $5,337,554, respectively.

Accounts payable as of December 31, 2005 and March 31, 2005 was $729,887 and $720,880, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of December 31, 2005 and March 31, 2005 was $16,598,860 and $15,226,268, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,618,000 and $3,635,000 were accrued and unpaid as of December 31, 2005 and March 31, 2005, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through December 31, 2005, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 2005 and 2004, consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for both the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004, primarily due to an increase in occupancy at one Local Partnership as well as rental rate increases at the other Local Partnerships.

Other income increased approximately $53,000 for the nine months ended December 31, 2005 as compared to the corresponding period in 2004, primarily due to reimbursements received for prior year legal expenses at one Local Partnership and an increase in damage, cleaning and early termination fee income at a second Local Partnership.

Total expenses, excluding operating and financial, remained fairly consistent with increases of approximately 4% and 3% for the three and nine months ended December 31, 2005 as compared to the corresponding periods in 2004.

Operating expense increased approximately $37,000 for the three months ended December 31, 2005 as compared to the corresponding period in 2004, primarily due to increased gas usage and electric costs at two Local Partnerships.

Financial expense decreased approximately $183,000 for the three months ended December 31, 2004 as compared to the corresponding period in 2004, primarily due to an underaccrual in the second quarter of 2004 at one Local Partnership.

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



Item 1.    Legal Proceedings - None

Item 2.    Unregistered Sales of Equity in Securities and Use of Proceeds - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

           Boesky Resignation
           ------------------
           On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole shareholder of Related Independence Associates Inc. ("RIAI"), the general partner of Related Independence Associates L.P., the General Partner. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition.

           Transfer Procedures
           -------------------
           The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests. Such requests may occur in connection with tender offers for the
           Partnership's units. Such requests implicate the Partnership's policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership's advantageous tax status.

           In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service ("IRS") regulations to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation. The 5% safe harbor, however, expired and is no longer available as of December 31, 2005. Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a "publicly-traded partnership" that is taxed as a corporation.

           A brief summary of certain of the Partnership's key policies, practices and requirements with respect to transfers and tender offers is as follows:

               o    No  transfer  (whether  for   substitution,   assignment  or
                    otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

               o No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership's own transfer documentation. The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

               o The Partnership will not approve transfers that in the cumulative aggregate for any tax year exceed the IRS 2% safe harbor, unless a financially responsible person provides the Partnership and its partners with (i) an indemnity (in form and substance in all ways acceptable to the General Partner) for all liability (including, without limitation, any adverse tax consequences) arising from or relating to exceeding the 2% safe harbor and (ii) a legal opinion (in form and substance in all ways acceptable to the General Partner) that there will be no adverse tax consequences to the Partnership and its partners from exceeding the 2% safe harbor.

               o It order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

               o The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

           The foregoing is solely a summary of the Partnership's policies, requirements and practices with respect to transfers and tender offers. More complete information, including a copy of the Partnership's transfer documentation package, may be obtained from the Partnership.

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


Date: February 1, 2006
      ----------------

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


Date: February 1, 2006
      ----------------

                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 31, 2005 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the board of directors of RIAI:

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


         Date: February 1, 2006
               ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending December 31, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 1, 2006