Form 10-K
period 2006-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2006-06-21
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-13782

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3646846
--------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                    --------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Title of Class
     --------------
     Limited Partnership Interests and Beneficial Assignment Certificates

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2005 was ($27,000) based on Limited Partner equity (deficit) as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnership") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2006, the Partnership had acquired interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2006, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering has been invested in fifteen Local Partnerships, of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties; however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

Investment Objectives/Government Incentives
-------------------------------------------

The Partnership was formed to invest in Apartment Complexes that are eligible for the Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment
Complexes may also be eligible for Historic Tax Credits. The investment objectives of the Partnership are described below.

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

The Tax Credits are attached to a Local Partnership for the 10 year Credit Period and are transferable with the Property during the entirety of such 10 year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2007 with respect to the Local Partnerships depending upon when the Credit Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2006, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 33% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development ("HUD") to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property. Financial information about this segment is set forth in
Item 8 hereto.

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

Item 1A.  Risk Factors

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.  Properties

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2006. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------


                                                              % of Units Occupied at May 1,
                                                       ------------------------------------------
       Name and Location              Date Acquired     2006     2005     2004     2003     2002
--------------------------------     --------------    ------   ------   ------   ------   ------
Lincoln Renaissance
  Reading, PA (52)                       April 1993      90%      98%      97%     100%      98%

United Germano-Millgate
  Limited Partnership
  Chicago, IL (350)                    October 1993      98%      87%      98%      99%      99%

Mansion Court Associates
  Philadelphia, PA (30)               November 1993      70%      87%      57%      87%      97%

Derby Run Associates, L.P.
  Hampton, VA (160)                   February 1994      96%      98%      91%      96%      98%

Renaissance Plaza `93
  Associates , L.P.
  Baltimore, MD (95)                  February 1994      98%      99%      97%      98%     100%

Tasker Village Associates
  Philadelphia, PA (28)                    May 1994     100%     100%      79%     100%     100%

Martha Bryant Manor, L.P.
  Los Angeles, CA (77)               September 1994      95%      99%      99%     100%      95%

Colden Oaks
  Limited Partnership
  Los Angeles, CA (38)               September 1994     100%      97%      97%     100%     100%

Brynview Terrace, L.P.
  Los Angeles, CA (8)                September 1994     100%     100%     100%     100%     100%

NLEDC, L.P.
  Los Angeles, CA (43)               September 1994      95%      98%      98%     100%     100%

Creative Choice
  Homes VI, Ltd.
  Miami, FL (102)                    September 1994      57%      99%      99%      99%     100%

P&P Homes for the Elderly, L.P.
  Los Angeles, CA (107)              September 1994      96%      96%      98%     100%     100%

Clear Horizons
  Limited Partnership
  Shreveport, LA (84)                 December 1994      94%      96%      95%      99%      95%

Neptune Venture, L.P.
  Neptune Township, NJ (99)              April 1995     100%     100%     100%     100%     100%

Affordable Green Associates L.P.
  New York, NY (41)                      April 1995     100%     100%     100%     100%     100%


All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the total rentable square footage in any single Apartment Complex.

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

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2006, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without a right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is placed into service.
However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit not available in the first year will be available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership may be allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period are not available to the Partnership.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2006, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 18, 2006, the Partnership has approximately 3,455 registered holders of an aggregate of 58,928 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2006. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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


                                                                        Year Ended March 31,
                                            ----------------------------------------------------------------------------
                OPERATIONS                      2006            2005            2004            2003            2002
------------------------------------------  ------------    ------------    ------------    ------------    ------------
Revenues                                    $ 10,023,797    $ 10,073,012    $  9,359,288    $  9,140,057    $  9,013,667
Operating expenses                           (14,950,857)    (14,861,056)    (14,653,886)    (13,685,802)    (13,154,549)
                                            ------------    ------------    ------------    ------------    ------------

Loss before minority interest                 (4,927,060)     (4,788,044)     (5,294,598)     (4,545,745)     (4,140,882)
Minority interest in loss of subsidiaries         11,477          11,499          16,161          10,959           8,204
                                            ------------    ------------    ------------    ------------    ------------
Net loss                                    $ (4,915,583)   $ (4,776,545)   $ (5,278,437)   $ (4,534,786)   $ (4,132,678)
                                            ============    ============    ============    ============    ============

Net loss per weighted average BAC           $     (82.58)   $     (80.25)   $     (88.68)   $     (76.19)   $     (69.43)
                                            ============    ============    ============    ============    ============


                                                                             March 31,
                                            ----------------------------------------------------------------------------
            FINANCIAL POSITION                  2006            2005            2004            2003            2002
------------------------------------------  ------------    ------------    ------------    ------------    ------------
Total assets                                $ 78,547,380    $ 82,380,900    $ 84,016,822    $ 87,502,402    $ 90,796,504
                                            ============    ============    ============    ============    ============

Total liabilities                           $ 82,812,788    $ 81,233,675    $ 77,992,941    $ 76,092,507    $ 74,604,701
                                            ============    ============    ============    ============    ============

Minority interest                           $ (1,048,455)   $   (551,405)   $   (451,294)   $   (343,717)   $    (96,595)
                                            ============    ============    ============    ============    ============

Total partners' (deficit) capital           $ (3,216,953)   $  1,698,630    $  6,475,175    $ 11,753,612    $ 16,288,398
                                            ============    ============    ============    ============    ============


During the years ended March 31, 2006, 2005, 2004, 2003 and 2002, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2006.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through March 31, 2006, the Partnership has invested all of the net proceeds of its Offering in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow).

Short-Term
----------

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership. At March 31, 2006, there is a balance of approximately $297,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2006, 2005 and 2004, amounts received from operations of the Local Partnerships were approximately $215,000, $165,000 and $88,000, respectively. Management anticipates receiving distributions in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

For the year ended March 31, 2006, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $759,000. This decrease was due to improvements to property and equipment ($309,000), a net decrease in due to local general partners and affiliates relating to investing and financing activities ($61,000), principal payments of mortgage notes ($589,000), capitalization of consolidated subsidiaries attributable to minority interest ($486,000) and an increase in cash held in escrow relating to investing activities ($18,000) which exceeded cash provided by operating activities ($704,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($3,406,000).

The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2006, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without a right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

Total expenses for the years ended March 31, 2006, 2005 and 2004, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $7,430,315, $7,040,517 and $7,264,854, respectively.

Accounts payable as of March 31, 2006 and 2005 was $1,094,824 and $720,880, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued  interest as of March 31, 2006 and 2005 was $16,935,473 and $15,226,268,
respectively. Accrued interest represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $3,755,000 and $3,635,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively (see Note 8 in Item 8). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

Long-Term
---------

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in 15 Local Partnerships, all of which have their Tax Credits fully in place. Tax Credits are attached to a Property for a period of ten years, and are transferable with the Property during the remainder of the ten-year period. If trends in the real estate market warranted the sale of a Property, the remaining Tax Credits would transfer to the new owner, thereby adding value to the Property on the market. However, such value declines each year and is not included in the financial statement carrying amount. The Credit Periods are scheduled to expire at various times through December 31, 2007 with respect to the Local Partnerships depending upon when the Credit Period commenced.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments as of March 31, 2006 to make future payments under its debt agreements and other contractual obligations.


                                                Less than       1 - 3         3 -5        More than
                                    Total        1 Year         Years         Years        5 Years
                                 -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)       $58,682,893   $   651,934   $ 1,447,558   $ 3,073,127   $53,510,274
Loans payable to local general
   partner and affiliates (b)        236,374       236,374             0             0             0
                                 -----------   -----------   -----------   -----------   -----------

                                 $58,919,267   $   888,308   $ 1,447,558   $ 3,073,127   $53,510,274
                                 ===========   ===========   ===========   ===========   ===========


(a) The mortgage notes are payable in aggregate monthly installments of approximately $161,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimate fair value.

Through March 31, 2006, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:


                                            2006           2005*          2004
                                          --------       --------       --------
Interest                                  $ 83,615       $ 45,121       $ 36,944
Other                                      175,324        521,798        139,461
                                          --------       --------       --------

  Total other revenue                     $258,939       $566,919       $176,405
                                          ========       ========       ========


* Reclassified for comparative purposes.

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

New Accounting Pronouncements
-----------------------------

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years, respectively).

The net loss for the 2005, 2004 and 2003 Fiscal Years totaled $4,915,583, $4,776,545 and $5,278,437, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,827,456, $8,384,145 and $8,746,267 of Tax Credits during each of the 2005, 2004 and 2003 tax years, respectively.

2005 vs. 2004
-------------
The Partnership's results of operations for the 2005 and 2004 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to rental rate increases at the Local Partnerships.

Other income decreased approximately $308,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to an insurance settlement received during the 2004 Fiscal Year at one Local Partnership offset by reimbursements received for prior year's legal expenses at a second Local Partnership and increases in interest income at several other Local Partnerships.

Total expenses, excluding operating, remained consistent with a decrease of less than 1% for the 2005 Fiscal Year as compared to the 2004 Fiscal Year.

Operating expenses increased approximately $116,000 for the 2005 Fiscal Year as compared to the 2004 Fiscal Year, primarily due to increases in gas charges at three Local Partnerships.

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

Rental income increased approximately 4% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to rental rate increases at the Local Partnerships.

Other income increased approximately $391,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to an insurance settlement received at one Local Partnership.

Total expenses, excluding financial, remained consistent with a decrease of less than 1% for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Financial expenses increased approximately $287,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to a prepayment penalty of $256,000 incurred at one of the Local Partnerships as a result of refinancing its loan (See Item 8, Note 7).

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2005, Clear Horizons Limited Partnership's ("Clear Horizons") current liabilities exceeded its current assets by $255,020. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2005, is $244,136 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2005.

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

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

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

Item 8.    Financial Statements and Supplementary Data

                                                                                                   Sequential
                                                                                                      Page
                                                                                                   ----------

(a)1. Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm                                          12

      Consolidated Balance Sheets at March 31, 2006 and 2005                                           35

      Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004          36

      Consolidated Statements of Changes in Partners' (Deficit) Capital for the Years Ended
        March 31, 2006, 2005 and 2004                                                                  37

      Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004          38

      Notes to Consolidated Financial Statements                                                       39


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2006, 2005, and 2004 (the 2005, 2004, and 2003 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for six (Fiscal 2005 and
2004) and thirteen (Fiscal 2003) subsidiary partnerships whose losses aggregated $2,085,890, $1,946,642, and $3,685,633 for the 2005, 2004, and 2003 Fiscal
Years, respectively, and whose assets constituted 39% and 40% of the Partnership's assets at March 31, 2006 and 2005, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended March 31, 2006, 2005, and 2004, in conformity with U.S. generally accepted accounting principles.



/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 20, 2006

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


/s/ Reznick Fedder & Silverman
Baltimore, Maryland
January 30, 2004

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2005 and 2004, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), and the standards applicable to financial audits contained in GOVERNMENT AUDITING STANDARDS issued by the Comptroller General of the United States, and the Illinois Housing Development Authority's FINANCIAL REPORTING AND AUDITS GUIDELINES FOR MORTGAGORS OF MULTIFAMILY HOUSING DEVELOPMENTS. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2005 and 2004, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 19, 2006, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
January 19, 2006

EIN 36-4025026
Engagement Partner:  Paul H. Wieland

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership
Chicago, Illinois

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

/s/ Reznick Fedder & Silverman
Baltimore, Maryland
February 6, 2004

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT


To the Partners
DERBY RUN ASSOCIATES, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partnership) as of December 31, 2005 and 2004, and the related statements of income, partners' (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DERBY RUN ASSOCIATES, L.P. as of December 31, 2005 and 2004, and the results of its operations, changes in partners' (deficit) equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States and America.

Our audits were made for the purpose of forming an opinion on the basic financial statements referred to above. The Partnership's management has elected to disclose certain information relating to the low-income housing tax credits allocated to the Partnership as described in Note 6 to the financial statements which are not required to be disclosed in accordance with accounting principles generally accepted in the United States of America. Such disclosures have not been subjected to the auditing procedures applied in the audits of the financial statements, and accordingly, we express no opinion on them.


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 9, 2006

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


/s/ Clifford R. Benn
February 11, 2004
Carson, California

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2005 and 2004, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles general accepted in the United States of America.


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2006

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

[Letterhead of CLIFFORD R. BENN, CPA]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2005 and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2005 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn, CPA
February 1, 2006
Carson, California

[Letterhead of CLIFFORD R. BENN, CPA]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2004 and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2004 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn, CPA
February 17, 2005
Carson, California

[Letterhead of CLIFFORD R. BENN]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2003 and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

[Letterhead of ROBERT J. PACHECO]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership:

We have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2005, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

In accordance with the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the United States Department of Housing and Urban Development, we have also issued report dated February 27, 2006, on the Partnership's compliance with specific requirements applicable to nonmajor HUD program transactions.


/s/ Robert Pacheco
Pasadena, California
February 27, 2006

[Letterhead of ROBERT J. PACHECO]

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

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

In accordance with the CONSOLIDATED AUDIT GUIDE FOR AUDITS OF HUD PROGRAMS issued by the United States Department of Housing and Urban Development, we have also issued report dated February 11, 2005, on the Partnership's compliance with specific requirements applicable to nonmajor HUD program transactions.


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


/s/ Robert Pacheco
Pasadena, California
February 7, 2004

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
May 18, 2004

[Letterhead of BERT D. SAMUELS CPA]

Independent Auditor's Report

The Partners
P & P Home For The Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home For The Elderly, L.P. as of December 31, 2005, and the related statements of income, changes in partners' equity and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor am I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Bert D. Samuels CPA
Encino, California
February 10, 2006

[Letterhead of BERT D. SAMUELS CPA]

Independent Auditor's Report

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

I conducted my audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor am I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


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


/s/ Lawlor, O'Brien & Chervenak, LLC
Totowa, New Jersey
February 24, 2004

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                       March 31,
                                                                             ----------------------------
                                                                                 2006             2005
                                                                             ------------    ------------
Property and equipment  net, less  accumulated  depreciation
 (Notes 2, 4 and 7)                                                          $ 73,467,404    $ 76,531,547
Cash and cash equivalents (Notes 2, 3 and 11)                                   1,061,848       1,820,457
Cash held in escrow (Notes 3 and 5)                                             3,190,261       3,199,191
Deferred costs, less accumulated amortization (Notes 2 and 6)                     272,045         305,553
Other assets                                                                      555,822         524,152
                                                                             ------------    ------------

                                                                             $ 78,547,380    $ 82,380,900
                                                                             ============    ============


                               LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL


Liabilities:
Mortgage notes payable (Note 7)                                              $ 58,682,893    $ 59,271,697
Accounts payable                                                                1,094,824         720,880
Security deposits payable                                                         410,366         420,694
Accrued interest                                                               16,935,473      15,226,268
Due to local general partners and affiliates (Note 8)                           1,562,079       1,636,184
Due to general partner and affiliates (Note 8)                                  4,127,153       3,957,952
                                                                             ------------    ------------

                                                                               82,812,788      81,233,675
                                                                             ------------    ------------

Minority interest                                                              (1,048,455)       (551,405)
                                                                             ------------    ------------

Commitments and contingencies (Notes 7, 8 and 11)

Partners' (deficit) capital:
Limited partners (58,928 BACs issued and outstanding)                          (2,660,834)      2,205,593
General partner                                                                  (556,119)       (506,963)
                                                                             ------------    ------------

Total partners' (deficit) capital                                              (3,216,953)      1,698,630
                                                                             ------------    ------------

Total liabilities and partners' (deficit) capital                            $ 78,547,380    $ 82,380,900
                                                                             ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years Ended March 31,
                                                        --------------------------------------------
                                                            2006            2005*           2004*
                                                        ------------    ------------    ------------
Revenues

Rental income                                           $  9,764,858    $  9,506,093    $  9,182,883
Other income                                                 258,939         566,919         176,405
                                                        ------------    ------------    ------------
                                                          10,023,797      10,073,012       9,359,288
                                                        ------------    ------------    ------------
Expenses
General and administrative                                 2,539,758       2,329,317       2,523,719
General and administrative-related parties (Note 8)        1,288,342       1,187,669       1,170,652
Repairs and maintenance                                    2,145,867       2,123,011       2,205,546
Operating                                                  1,263,106       1,146,968       1,105,217
Taxes                                                        712,948         709,655         733,695
Insurance                                                    768,636         731,566         696,677
Financial, principally interest                            2,825,974       3,079,737       2,792,662
Depreciation and amortization                              3,406,226       3,553,133       3,425,718
                                                        ------------    ------------    ------------
Total expenses                                            14,950,857      14,861,056      14,653,886
                                                        ------------    ------------    ------------

Loss before minority interest                             (4,927,060)     (4,788,044)     (5,294,598)

Minority interest in loss of subsidiary partnerships          11,477          11,499          16,161
                                                        ------------    ------------    ------------

Net loss                                                $ (4,915,583)   $ (4,776,545)   $ (5,278,437)
                                                        ============    ============    ============

Net loss - limited partners                             $ (4,866,427)   $ (4,728,780)   $ (5,225,653)
                                                        ============    ============    ============

Number of BACs outstanding                                    58,928          58,928          58,928
                                                        ============    ============    ============

Net loss per BAC                                        $     (82.58)   $     (80.25)   $     (88.68)
                                                        ============    ============    ============

*  Reclassified for comparative purposes

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                 Limited         General
                                                 Total           Partners        Partners
                                              ------------    ------------    ------------

Partners capital (deficit) - April 1, 2003    $ 11,753,612    $ 12,160,026    $   (406,414)


Net loss                                        (5,278,437)     (5,225,653)        (52,784)
                                              ------------    ------------    ------------


Partners capital (deficit) - March 31, 2004      6,475,175       6,934,373        (459,198)


Net loss                                        (4,776,545)     (4,728,780)        (47,765)
                                              ------------    ------------    ------------

Partners capital (deficit) - March 31, 2005      1,698,630       2,205,593        (506,963)

Net loss                                        (4,915,583)     (4,866,427)        (49,156)
                                              ------------    ------------    ------------

Partners capital (deficit) - March 31, 2006   $ (3,216,953)   $ (2,660,834)   $   (556,119)
                                              ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       Years Ended March 31,
                                                             -----------------------------------------
                                                                2006            2005           2004
                                                             -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                     $(4,915,583)   $(4,776,545)   $(5,278,437)
                                                             -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                  3,406,226      3,553,133      3,425,718
Minority interest in loss of subsidiary partnerships             (11,477)       (11,499)       (16,161)
(Increase) decrease in assets:
Cash held in escrow                                               27,034         29,340        (12,713)
Other assets                                                     (31,670)        68,613        149,635
Increase (decrease) in liabilities:
Accounts payable                                                 373,944        (75,604)      (127,451)
Security deposit payable                                         (10,328)         8,626          2,515
Accrued interest                                               1,709,205      1,527,303      1,667,842
Due to local general partners and affiliates                     (12,875)        55,654        267,851
Due to general partner and affiliates                            169,201       (262,743)       713,388
                                                             -----------    -----------    -----------
Total adjustments                                              5,619,260      4,892,823      6,070,624
                                                             -----------    -----------    -----------

Net cash provided by operating activities                        703,677        116,278        792,187
                                                             -----------    -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                          (308,575)      (548,330)      (356,569)
(Increase) decrease in cash held in escrow                       (18,104)      (186,860)         3,200
Decrease in due to local general partners and affiliates         (73,970)      (174,230)       (38,151)
                                                             -----------    -----------    -----------

Net cash used in investing activities                           (400,649)      (909,420)      (391,520)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                            (588,804)    (4,738,272)      (493,507)
Proceeds from mortgage notes                                           0      6,900,000              0
Increase in deferred costs                                             0       (175,575)             0
Increase (decrease) in due to local general partners and
  affiliates                                                      12,740              0        (92,053)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                             (485,573)       (88,612)       (91,416)
                                                             -----------    -----------    -----------

Net cash (used in) provided by financing activities           (1,061,637)     1,897,541       (676,976)
                                                             -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents            (758,609)     1,104,399       (276,309)

Cash and cash equivalents at beginning of year                 1,820,457        716,058        992,367
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of year                     $ 1,061,848    $ 1,820,457    $   716,058
                                                             ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                       $ 1,400,974    $ 1,488,710    $ 1,135,516
                                                             ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 1 - General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the "Partnership") was organized on February 11, 1992 and commenced the public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware Corporation ("RIAI") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC).

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partner's management team remained unchanged.

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI.

The Partnership's business is to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.

The Partnership owns interests in fifteen subsidiary partnerships as of March 31, 2006.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fifteen subsidiary partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships ("Local General Partners") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial  reporting purposes,  the Partnership's  fiscal year ends on March
31. All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership's fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with GAAP.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $30,000, $29,000 and $29,000 for the years ended March 31, 2006, 2005 and 2004 (the 2005, 2004 and 2003 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2006, distributions to several minority interests have exceeded their investments.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates that amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2006, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                              Year Ended March 31,
                         ------------------------------
                           2006       2005*      2004
                         --------   --------   --------
Interest                 $ 83,615   $ 45,121   $ 36,944
Other                     175,324    521,798    139,461
                         --------   --------   --------

   Total other revenue   $258,939   $566,919   $176,405
                         ========   ========   ========

* Reclassified for comparative purposes

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

i)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


j)  New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and Financial Accounting Standard No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Partnership's consolidated financial statements.

In June 2005, the FASB issued Emerging Issues Task Force No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF No. 04-5"). EITF No. 04-5 replaces counterpart requirements in the Statement of Position 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either (i) "kick-out rights"- the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or (ii) "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF No. 04-5 is now effective. Since the Partnership's financial statements are presented on a consolidated basis, the adoption of EITF No. 04-5 has not had a material effect on the Partnership's consolidated results of operations.


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                March 31, 2006             March 31, 2005
                                          -------------------------   -------------------------
                                            Carrying                   Carrying
                                             Amount     Fair Value      Amount      Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value        $ 8,332,363   $ 8,683,633   $13,114,579   $13,228,806
Not practicable                           $50,350,530             *   $46,157,118             *

* Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                              March 31,               Estimated
                                   -----------------------------    Useful Lives
                                       2006             2005           (Years)
                                   -------------    -------------   ------------
Land                               $   6,228,836    $   6,228,836
Building and improvements            102,790,427      102,488,853          -
Furniture and fixtures                 1,353,434        1,346,433      10-40
                                   -------------    ------------
                                     110,372,697      110,064,122       5-10
Less:  Accumulated depreciation      (36,905,293)     (33,532,575)
                                   -------------    -------------

                                   $  73,467,404    $  76,531,547
                                   =============    =============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Included in property and equipment is $3,501,977 of acquisition fees paid to the General Partner and $867,942 of acquisition expenses as of March 31, 2006 and 2005, respectively.

In connection with the rehabilitation of the properties, the subsidiary partnerships have incurred developer's fees of $9,282,042 to the Local General Partners and their affiliates as of March 31, 2006 and 2005. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2006, 2005 and 2004 amounted to $3,372,718, $3,472,081 and $3,410,321, respectively. Additionally, $85,404 of accumulated depreciation on dispositions was written-off during the year ended March 31, 2005.


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                 March 31,
                                         -----------------------
                                            2006         2005
                                         ----------   ----------
Purchase price payments*                 $   23,683   $   23,683
Real estate taxes, insurance and other      661,411      672,269
Reserve for replacements                  2,084,793    2,066,689
Tenant security deposits                    420,374      436,550
                                         ----------   ----------

                                         $3,190,261   $3,199,191
                                         ==========   ==========

* Represents amounts to be paid to seller upon meeting specified renta achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                              March 31,
                                   ----------------------------
                                       2006            2005           Period
                                   ------------    ------------    ------------
Financing costs                    $    443,065    $    443,065          *
Other                                    33,703          33,703       various
                                   ------------    ------------
                                        476,768         476,768
Less:  Accumulated amortization        (204,723)       (171,215)
                                   ------------    ------------

                                   $    272,045    $    305,553
                                   ============    ============

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2006, 2005 and 2004 amounted to $33,508, $81,052 and $15,397, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $161,000 including principal and interest at rates ranging from 0% to 9.65% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $3,558,758 and $3,840,189 at December 31, 2005 and 2004, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

During the year ended March 31, 2005, Derby Run Associate L.P.'s ("Derby Run") mortgage note payable of $4,325,898 was refinanced and paid in full with the proceeds from a new mortgage note payable of $6,900,000. The new mortgage note payable is secured by the property and a deed of trust on the real estate and is due in monthly installments of $37,464 including interest at 5.1%.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


Annual principal payment requirements for mortgage notes payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,                       Amount
-----------------               ------------
2006                            $    651,934
2007                                 695,847
2008                                 751,711
2009                               2,362,595
2010                                 710,532
Thereafter                        53,510,274
                                ------------
                                $ 58,682,893
                                ============

Accrued interest payable as of March 31, 2006 and 2005 was approximately $16,935,000 and $15,226,000, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $31,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).


NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2006, 2005 and 2004 were as follows:

                                                     Years Ended March 31,
                                             ------------------------------------
                                                2006         2005*        2004*
                                             ----------   ----------   ----------
Partnership management fees (a)              $  546,000   $  546,000   $  546,000
Expense reimbursement (b)                       200,008      137,585      122,835
Local administrative fees (d)                    32,000       35,000       35,000
                                             ----------   ----------   ----------
Total general and administrative - General
   Partner                                      778,008      718,585      703,835
                                             ----------   ----------   ----------
Property management fees incurred to
   affiliates of the subsidiary
   partnerships' general partners (c)           510,334      469,084      466,817
                                             ----------   ----------   ----------
Total general and administrative - related
   parties                                   $1,288,342   $1,187,669   $1,170,652
                                             ==========   ==========   ==========

* Reclassified for comparative purposes.

(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,755,000 and $3,635,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $155,000 and $65,000 were accrued and unpaid as of March 31, 2006 and 2005, respectively.

(c) Property management fees incurred by subsidiary partnerships amounted to $695,896, $681,903 and $672,734 for the years ended March 31, 2006, 2005 and
2004, respectively. Of these fees $510,334, $469,084 and $466,817 were earned by affiliates of the Local General Partners, which include $203,750, $173,750 and $179,250 of incentive management fees at one Local Partnership.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2006 and 2005 consists of the following:

                                                                   March 31,
                                                            -----------------------
                                                               2006         2005
                                                            ----------   ----------
Operating advances                                          $   20,000   $    5,000
Development fee payable                                        383,597      467,750
Construction costs payable                                     649,714      639,531
Management and other operating advances                        272,394      285,269
Loans payable to local general partner and affiliates (a)      236,374      238,634
                                                            ----------   ----------

                                                            $1,562,079   $1,636,184
                                                            ==========   ==========

(a) Affordable Green Associates, L.P. ("Affordable Green") borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

In connection with investments in development-stage Apartment Complexes, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2006, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without a right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                          Years Ended December 31,
                                                                 -----------------------------------------
                                                                     2005          2004*           2003
                                                                 -----------    -----------    -----------
Financial statement net loss                                     $(4,915,583)   $(4,776,545)   $(5,278,437)

Differences between depreciation and amortization expense
  records for financial reporting purposes and the accelerated
  costs recovery system utilized for income tax purposes            (477,230)      (439,502)      (478,109)

Tax exempt interest income                                           (14,976)        (3,100)        (2,100)

Differences resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes         22,335        (10,004)        12,179

Accrual interest not deductible for tax purposes until paid          684,862        625,913        587,546

Other income recognized for financial reporting purposes, not
  included for income tax purposes                                         0       (385,045)             0

Other, including accruals for financial reporting not
  deductible for tax purposes until paid                             375,082       (451,409)        (2,401)
                                                                 -----------    -----------    -----------

Net loss as shown on the income tax return for the calendar
  year ended                                                     $(4,325,510)   $(5,439,692)   $(5,161,322)
                                                                 ===========    ===========    ===========


* Reclassified for comparative purposes

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE 10 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2006 and 2005.

                                                                 Quarter Ended
                                            --------------------------------------------------------

                                             June 30,     September 30,   December 31,    March 31,
              OPERATIONS                       2005            2005           2005          2006
-----------------------------------------   -----------    -----------    -----------    -----------
Revenues                                    $ 2,511,089    $ 2,502,517    $ 2,515,969    $ 2,494,222

Operating expenses                           (3,746,830)    (3,526,952)    (3,674,587)    (4,002,488)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,235,741)    (1,024,435)    (1,158,618)    (1,508,266)

Minority interest in loss of subsidiaries         3,186          1,619          3,071          3,601
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,232,555)   $(1,022,816)   $(1,155,547)   $(1,504,665)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (20.71)   $    (17.18)   $    (19.41)   $    (25.28)
                                            ===========    ===========    ===========    ===========

                                                                 Quarter Ended
                                            --------------------------------------------------------

                                             June 30,     September 30,   December 31,    March 31,
              OPERATIONS                       2004            2004           2004          2005
-----------------------------------------   -----------    -----------    -----------    -----------

Revenues                                    $ 2,379,119    $ 2,390,384    $ 2,416,953    $ 2,886,556

Operating expenses                           (3,479,976)    (3,442,970)    (3,714,100)    (4,224,010)
                                            -----------    -----------    -----------    -----------

Loss before minority interest                (1,100,857)    (1,052,586)    (1,297,147)    (1,337,454)

Minority interest in loss of subsidiaries         2,649          3,519          2,620          2,711
                                            -----------    -----------    -----------    -----------

Net loss                                    $(1,098,208)   $(1,049,067)   $(1,294,527)   $(1,334,743)
                                            ===========    ===========    ===========    ===========

Net loss per weighted average BAC           $    (18.45)   $    (17.62)   $    (21.75)   $    (22.43)
                                            ===========    ===========    ===========    ===========


NOTE 11 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At December 31, 2005, Clear Horizons Limited Partnership's ("Clear Horizons") current liabilities exceeded its current assets by $255,020. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated as follows:

1. Included in current liabilities at December 31, 2005 is $244,136 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The Local General Partner of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from December 31, 2005.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. At March 31, 2006, uninsured cash and cash equivalents approximated $808,000.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or HUD. Such cash distributions are typically made from surplus cash flow.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,827,456, $8,384,145 and $8,746,267 of Tax Credits during each of the 2005, 2004 and 2003 tax years, respectively.

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

Item 9B. Other Information

Not applicable

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI") and is an affiliate of CharterMac Capital LLC ("CharterMac Capital") (formerly known as Related Capital Company, LLC). The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partner.

On November 17, 2003, CharterMac acquired CharterMac Capital, which is the parent of RCC Manager LLC, the sole shareholder of RIAI. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partner. Alan P. Hirmes replaced Stephen M. Ross as Director of RIAI effective April 1, 2004 as a result of this acquisition. This acquisition did not affect the Partnership or its day-to-day operations as the majority of the General Partner's management team remained unchanged. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of CharterMac Capital, which controls the General Partner, has adopted a code of ethics (see http://www.chartermac.com).

On November 8, 2005, CharterMac announced that Stuart J. Boesky would step down as Chief Executive Officer and trustee of CharterMac. Upon his stepping down, which was effective on November 15, 2005, he also resigned from his position as Senior Vice President of RIAI. Mr. Boesky will stay on as a consultant to CharterMac for the next year in order to ensure a smooth transition. On March 14, 2006, CharterMac's Board of Trustees named Marc D. Schnitzer the Chief Executive Officer, effective immediately. Mr. Schnitzer replaced Stephen M. Ross, who had served as interim Chief Executive Officer since Stuart J. Boesky resigned in November of 2005. Mr. Schnitzer also replaced Mr. Boesky as Senior Vice President of RIAI.

Certain information concerning the directors and executive officers of RIAI, is set forth below. The General Partner is also the general partner of Independence Tax Credit Plus L.P.

      Name                                                Position
-----------------                            ----------------------------------


Alan P. Hirmes                               Director and Senior Vice President

Marc D. Schnitzer                            Senior Vice President

Glenn F. Hopps                               Treasurer

ALAN P. HIRMES, 51, has been a Certified Public Accountant in New York since 1978. Prior to joining CharterMac Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

MARC D. SCHNITZER, 45, is responsible both for financial restructurings of real estate properties and directing CharterMac Capital's acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining CharterMac Capital in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of CharterMac. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

GLENN F. HOPPS, 43, was employed prior to joining CharterMac Capital in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

Item 11.  Executive Compensation

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services. However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance and an accountable expense reimbursement. In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets. See Note 8 in Item 8 above, which is incorporated herein by reference.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis. See Note 8 in Item 8 above, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                       Name and Address of    Amount and Nature of   Percentage
   Title of Class      Beneficial Ownership   Beneficial Ownership   of Class
--------------------   --------------------   --------------------   ----------

General Partnership    Related Independence   $1,000 capital           100%
Interest in the        Associates L.P.        contribution -
Partnership            625 Madison Avenue     directly owned
                       New York, NY 10022


Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 18, 2006, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                               Amount and Nature of    Percent of
Name of Beneficial Owner (1)                   Beneficial Ownership      Class
---------------------------------------------  --------------------  --------------
Lehigh Tax Credit Partners, Inc.               4,453.20 (2) (3)           7.6%

                                               4,453.20 (2) (3) (4)       7.6%
J. Michael Fried

                                               4,453.20 (2) (3) (4)       7.6%

Alan P. Hirmes
                                               4,453.20 (2) (3) (4)       7.6%
Stuart J. Boesky

                                               4,453.20 (2) (3) (4)       7.6%
Marc D. Schnitzer

                                               4,453.20 (2) (3) (4)       7.6%
Denise L. Kiley

Glenn F. Hopps                                           -                 -

Teresa Wicelinski                                        -                 -

All directors and executive officers
of the general partner of the Related          4,453.20 (2) (3) (4)       7.6%
General Partner as a group (eight persons)

(1) The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2) As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. ("Lehigh I") and Lehigh Tax Credit Partners, Inc., (the "Managing Member") on June 10, 1997 with the Securities and Exchange Commission (the "Commission") and pursuant to a letter agreement dated November 7, 1997 among the Partnership, Lehigh I and the General Partner (the "Standstill Agreement"), Lehigh I agreed that, prior to November 7, 2007 (the "Standstill Expiration Date"), it will not and it will cause certain affiliates, including Lehigh Tax Credit Partners II, L.L.C. ("Lehigh II"), not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any "solicitation" of "proxies" or "consents" (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a "group" (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a "group" solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or
(vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it will not sell any BACs acquired by it unless the buyer of such BACs agrees to be bound by the Standstill Agreement; provided, however, Lehigh I may make transfers in the secondary market to any purchaser which represents that following such sale it will not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I is entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The address of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh II, for which the Managing Member serves as managing member. As of May 18, 2006, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(4) Each such party serves as a director and executive officer of the Managing Member and owns an equity interest therein except J. Michael Fried, Denise L. Kiley and Stuart J. Boesky who own only an economic interest.

Item 13.  Certain Relationships and Related Transactions

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in
Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2006 and 2005 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $54,900 and $56,200, respectively.

Audit - Related Fees
--------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $11,500 for both the years ended December 31, 2005 and 2004.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
                                                                                                 Sequential
                                                                                                    Page
                                                                                                 -----------

(a) 1.   Consolidated Financial Statements
         ---------------------------------

         Report of Independent Registered Public Accounting Firm                                      12

         Consolidated Balance Sheets at March 31, 2006 and 2005                                       35

         Consolidated Statements of Operations for the Years Ended March 31, 2006, 2005 and
           2004                                                                                       36

         Consolidated Statements of Changes in Partners' Capital (Deficit) for the Years
           Ended March 31, 2006, 2005 and 2004                                                        37

         Consolidated Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and
           2004                                                                                       38

         Notes to Consolidated Financial Statements                                                   39

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm                                      56

         Schedule I - Condensed Financial Information of Registrant                                   57

         Schedule III - Real Estate and Accumulated Depreciation                                      60

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

(3A)     Agreement of Limited  Partnership of  Independence  Tax Credit
         Plus L.P. II as adopted on February 11, 1992*

(3B) Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the
         Prospectus as Exhibit A**

(3C)     Certificate of Limited  Partnership of Independence Tax Credit
         Plus L.P. II as filed on February 11, 1992*

(10A) Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B) Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C) Form of Purchase and Sales Agreement pertaining to the Partnership's acquisition of Local Partnership Interests*

(10D) Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)     Subsidiaries of the Registrant                                                               51

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)                                   54

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of
           Title 18 of the United States Code (18 U.S.C. 1350)                                        55

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



Date: June 21, 2006               By: /s/ Alan P. Hirmes
      -------------                   ------------------
                                      Alan P. Hirmes
                                      Director and Senior Vice President
                                      (Chief Executive Officer and
                                       Chief Financial Officer)

Date: June 21, 2006               By: /s/ Glenn F. Hopps
      -------------                   ------------------
                                      Glenn F. Hopps
                                      Treasurer
                                      (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                        Title                          Date
------------------    ---------------------------------------    --------------

                      Director and Senior Vice President
/s/ Alan P. Hirmes    (chief executive officer and chief
------------------    financial officer) of Related               June 21, 2006
Alan P. Hirmes        Independence Associates Inc.                -------------


/s/ Glenn F. Hopps
------------------    Treasurer (chief accounting officer)        June 21, 2006
Glenn F. Hopps        of Related Independence Associates Inc.     -------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P. the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the controlling entities of RIAI:

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



         Date: June 21, 2006
               -------------

                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-K for the period ending March 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     June 21, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 20, 2006 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2005, 2004, and 2003 Fiscal Years and
Schedule III at March 31, 2006. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.




/s/TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 20, 2006

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                              March 31,
                                                      -------------------------
                                                         2006           2005
                                                      -----------   -----------
Cash and cash equivalents                             $   556,171   $ 1,044,867
Cash held in escrow                                        23,683        23,683
Investment in subsidiary partnerships                  13,701,380    15,459,113
Other assets                                               35,594        35,333
                                                      -----------   -----------

Total assets                                          $14,316,828   $16,562,996
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates                 $ 3,820,653   $ 3,692,952

Other liabilities                                          16,883        10,907
                                                      -----------   -----------

Total liabilities                                       3,837,536     3,703,859

Partners' capital                                      10,479,292    12,859,137
                                                      -----------   -----------

Total liabilities and partners' capital               $14,316,828   $16,562,996
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Years Ended March 31,
                                                -----------------------------------------
                                                   2006            2005           2004
                                                -----------    -----------    -----------
Revenues

Other income                                    $    15,581    $     7,990    $     1,775
                                                -----------    -----------    -----------

Expenses

Administrative and management                       106,883        103,129        112,406
Administrative and management-related parties       746,008        683,585        668,835
                                                -----------    -----------    -----------

Total expenses                                      852,891        786,714        781,241
                                                -----------    -----------    -----------

Loss from operations                               (837,310)      (778,724)      (779,466)

Equity in loss of subsidiary partnerships        (1,542,535)    (1,442,729)    (2,614,320)
                                                -----------    -----------    -----------

Net loss                                        $(2,379,845)   $(2,221,453)   $(3,393,786)
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Years Ended March 31,
                                                       -----------------------------------------
                                                          2006            2005           2004
                                                       -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                               $(2,379,845)   $(2,221,453)   $(3,393,786)
                                                       -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                1,542,535      1,442,729      2,614,320

(Increase) decrease in assets:

Other assets                                                  (261)        (1,629)           589

Increase (decrease) in liabilities:

Due to general partners and affiliates                     127,701       (290,243)       668,388
Other liabilities                                            5,976         (1,613)         5,161
                                                       -----------    -----------    -----------

Total adjustments                                        1,675,951      1,149,244      3,288,458
                                                       -----------    -----------    -----------

Net cash used in operating activities                     (703,894)    (1,072,209)      (105,328)
                                                       -----------    -----------    -----------

Net cash from financing activities:

Distributions from subsidiary partnerships                 215,198      1,722,582         87,833
                                                       -----------    -----------    -----------

Net cash provided by financing activities                  215,198      1,722,582         87,833
                                                       -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents      (488,696)       650,373        (17,495)

Cash and cash equivalents, beginning of year             1,044,867        394,494        411,989
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of year                 $   556,171    $ 1,044,867    $   394,494
                                                       ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006

                                                               Initial Cost to Partnership
                                                               ----------------------------
                                                                                                   Cost
                                                                                                Capitalized
                                                                                               Subsequent to
                                                                              Buildings and     Acquistion:
              Description                      Encumbrances       Land        Improvements     Improvements
-------------------------------------------    ------------    -----------    -------------    -------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                  $  8,671,870    $   580,000    $   6,070,477    $  11,526,777
Lincoln Renaissance
  Reading, PA                                     2,553,000              0        5,240,173          238,372
Mansion Court Associates
  Philadelphia, PA                                1,505,862         19,072        3,224,984          233,492
Derby Run Associates L.P.
  Hampton, VA                                     6,812,488        407,410        3,069,628        4,996,857
Renaissance Plaza Assoc.
  Baltimore, MD                                   6,646,869        684,255        9,840,170        4,445,748
Tasker Village
  Philadelphia, PA                                1,784,881         18,235                0        3,935,436
Martha Bryant Manor, L.P.
  Los Angeles, CA                                 7,589,533        966,577                0       10,761,700
Colden Oaks Limited Partnership
  Los Angeles, CA                                 5,387,884        922,790                0        2,090,771
Brynview Terrace Limited Partnership
  Los Angeles, CA                                   993,815        175,943                0        1,450,181
NLEDC, L.P.
  Los Angeles, CA                                 4,240,795        624,000                0        5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                       3,497,280        650,072           13,134        5,593,277
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                 6,245,036              0                0       10,023,464
Clear Horizons Limited Partnership
  Shreveport, LA                                    590,000         15,304        2,058,729          226,889
Neptune Venture L.P.
  Neptune Township, NJ                                    0        460,631       10,151,873          200,562
Affordable Green Associates L.P.
  New York, NY                                    2,163,580         20,500        3,506,961           43,581
                                               ------------    -----------    -------------    -------------

                                               $ 58,682,893    $ 5,544,789    $  43,176,129    $  61,651,779
                                               ============    ===========    =============    =============



                                               Gross Amount at which Carried at Close of Period
                                               ------------------------------------------------



                                                               Buildings and                        Accumulated
              Description                         Land         Improvements         Total           Depreciation
-------------------------------------------    -----------     -------------     --------------     ------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                  $   585,374     $  17,591,880     $ 18,177,254       $  9,608,909
Lincoln Renaissance
  Reading, PA                                        5,373         5,473,172        5,478,545          1,696,615
Mansion Court Associates
  Philadelphia, PA                                  25,095         3,452,453        3,477,548          1,063,569
Derby Run Associates L.P.
  Hampton, VA                                      409,771         8,064,124        8,473,895          2,288,063
Renaissance Plaza Assoc.
  Baltimore, MD                                    686,616        14,283,557       14,970,173          3,939,712
Tasker Village
  Philadelphia, PA                                  20,596         3,933,075        3,953,671          1,150,200
Martha Bryant Manor, L.P.
  Los Angeles, CA                                  968,938        10,759,339       11,728,277          3,716,552
Colden Oaks Limited Partnership
  Los Angeles, CA                                  925,151         2,088,410        3,013,561          1,115,516
Brynview Terrace Limited Partnership
  Los Angeles, CA                                  178,304         1,447,820        1,626,124            503,697
NLEDC, L.P.
  Los Angeles, CA                                  626,361         5,882,311        6,508,672          2,091,038
Creative Choice Homes VI Ltd.
  Miami, FL                                        652,433         5,604,050        6,256,483          2,011,888
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                  642,360         9,381,104       10,023,464          2,687,723
Clear Horizons Limited Partnership
  Shreveport, LA                                    17,665         2,283,257        2,300,922          1,023,089
Neptune Venture L.P.
  Neptune Township, NJ                             462,465        10,350,601       10,813,066          2,639,772
Affordable Green Associates L.P.
  New York, NY                                      22,334         3,548,708        3,571,042          1,368,950
                                               -----------     -------------     ------------       ------------

                                               $ 6,228,836     $ 104,143,861     $110,372,697       $ 36,905,293
                                               ===========     =============     ============       ============



                                                                                   Life on which
                                                                                  Depreciation in
                                                 Year of                           Latest Income
                                               Construction          Date          Statements is
              Description                       Renovation         Acquired        Computed(a)(b)
-------------------------------------------    ------------      ------------     ---------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                    1993-94           Oct. 1993           10-25
Lincoln Renaissance
  Reading, PA                                    1993-94           Apr. 1993           20-40
Mansion Court Associates
  Philadelphia, PA                               1993-94           Nov. 1993           20-40
Derby Run Associates L.P.
  Hampton, VA                                    1994-95           Feb. 1994              40
Renaissance Plaza Assoc.
  Baltimore, MD                                  1994-95           Feb. 1994            27.5
Tasker Village
  Philadelphia, PA                               1994-95            May 1994              40
Martha Bryant Manor, L.P.
  Los Angeles, CA                                1994-95          Sept. 1994            27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                                1994-95          Sept. 1994              31
Brynview Terrace Limited Partnership
  Los Angeles, CA                                1994-95          Sept. 1994            27.5
NLEDC, L.P.
  Los Angeles, CA                                1994-95          Sept. 1994            27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                      1994-95          Sept. 1994              40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                1994-95          Sept. 1994              30
Clear Horizons Limited Partnership
  Shreveport, LA                                 1994-95           Dec. 1994            27.5
Neptune Venture L.P.
  Neptune Township, NJ                           1995-96           Apr. 1995              40
Affordable Green Associates L.P.
  New York, NY                                   1995-96            May 1995              27


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 31, 2006
                                   (continued)

                                          Cost of Property and Equipment                      Accumulated Depreciation
                                 ----------------------------------------------    ----------------------------------------------
                                                                                                       Years Ended March 31,
                                 ------------------------------------------------------------------------------------------------
                                      2006            2005             2004            2006            2005              2004
                                 -------------   -------------    -------------    -------------   -------------    -------------
Balance at beginning of period   $ 110,064,122   $ 109,601,196    $ 109,245,116    $  33,532,575   $  30,145,898    $  26,736,066
Additions during period:
Improvements                           308,575         548,330          356,569
Depreciation expense                                                                   3,372,718       3,472,081        3,410,321

Deductions during period:
Dispositions                                 0         (85,404)            (489)               0         (85,404)            (489)
                                 -------------   -------------    -------------    -------------   -------------    -------------

Balance at close of period       $ 110,372,697   $ 110,064,122    $ 109,601,196    $  36,905,293   $  33,532,575    $  30,145,898
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