Form 10-Q
period 2006-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2006-07-31
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                June 30         March 31,
                                                                  2006            2006
                                                              ------------    ------------
                                                              (Unaudited)       (Audited)
ASSETS

Property and equipment at cost, net of accumulated
  depreciation of $37,720,319 and $36,905,293, respectively   $ 72,652,378    $ 73,467,404
Cash and cash equivalents                                        1,030,204       1,061,848
Cash held in escrow                                              3,889,938       3,190,261
Deferred costs, net of accumulated amortization of
  $214,590 and $204,723, respectively                              262,178         272,045
Other assets                                                       530,149         555,822
                                                              ------------    ------------

Total assets                                                  $ 78,364,847    $ 78,547,380
                                                              ============    ============

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Liabilities:
  Mortgage notes payable                                      $ 58,470,824    $ 58,682,893
  Accounts payable                                               1,073,199       1,094,824
  Security deposit payable                                         403,733         410,366
  Accrued interest                                              17,383,812      16,935,473
  Due to local general partners and affiliates                   1,517,071       1,562,079
  Due to general partner and affiliates                          4,340,859       4,127,153
                                                              ------------    ------------

Total liabilities                                               83,189,498      82,812,788
                                                              ------------    ------------

Minority interest                                               (1,045,499)     (1,048,455)
                                                              ------------    ------------

Commitments and contingencies (Note 3)

Partners' (deficit) capital:
  Limited partners (58,928 BACs issued and outstanding)         (3,217,411)     (2,660,834)
  General partner                                                 (561,741)       (556,119)
                                                              ------------    ------------

Total partners' (deficit) capital                               (3,779,152)     (3,216,953)
                                                              ------------    ------------

Total liabilities and partners' (deficit) capital             $ 78,364,847    $ 78,547,380
                                                              ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                   2006            2005
                                                                -----------    -----------
Revenues
Rental income                                                   $ 2,428,589    $ 2,434,532
Other income                                                        774,622         76,557
                                                                -----------    -----------

Total revenues                                                    3,203,211      2,511,089
                                                                -----------    -----------

Expenses
General and administrative                                          622,139        708,041
General and administrative-related parties (Note 2)                 264,790        273,658
Repairs and maintenance                                             578,750        507,325
Operating                                                           389,828        329,402
Taxes                                                               190,448        187,337
Insurance                                                           193,657        195,025
Financial                                                           697,949        691,208
Depreciation and amortization                                       824,893        854,834
                                                                -----------    -----------

Total expenses                                                    3,762,454      3,746,830
                                                                -----------    -----------

Loss before minority interest                                      (559,243)    (1,235,741)
Minority interest in (income) loss of subsidiary partnerships        (2,956)         3,186
                                                                -----------    -----------

Net loss                                                        $  (562,199)   $(1,232,555)
                                                                ===========    ===========

Net loss-limited partners                                       $  (556,577)   $(1,220,229)
                                                                ===========    ===========

Number of BACs outstanding                                           58,928         58,928
                                                                ===========    ===========

Net loss per BAC                                                $     (9.45)   $    (20.71)
                                                                ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                           Partners' (Deficit) Capital
                                   (Unaudited)

                                                               Limited         General
                                                 Total         Partners        Partner
                                              -----------    -----------    -----------
Partners' capital (deficit) - April 1, 2006   $(3,216,953)   $(2,660,834)   $  (556,119)

Net loss                                         (562,199)      (556,577)        (5,622)
                                              -----------    -----------    -----------

Partners' capital (deficit) - June 30, 2006   $(3,779,152)   $(3,217,411)   $  (561,741)
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

                                                                          Three Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                         2006            2005
                                                                      -----------    -----------
Cash flows from operating activities:

Net loss                                                              $  (562,199)   $(1,232,555)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Depreciation and amortization                                             824,893        854,834
Minority interest in income (loss) of subsidiaries                          2,956         (3,186)
Decrease in accounts payable                                              (21,625)       (77,747)
(Decrease) increase in security deposit payable                            (6,633)        20,476
Increase in accrued interest                                              448,339        543,274
Decrease in cash held in escrow                                            64,992         94,248
Decrease in other assets                                                   25,673         63,251
Increase in due to local general partners and affiliates                   14,764          8,494
Decrease in due to local general partners and affiliates                  (65,193)       (50,301)
Increase (decrease) in due to general partner and affiliates              213,706       (381,540)
                                                                      -----------    -----------
Total adjustments                                                       1,501,872      1,071,803
                                                                      -----------    -----------

Net cash provided by (used in) operating activities                       939,673       (160,752)
                                                                      -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                          -        (82,517)
(Increase) decrease in cash held in escrow                               (764,669)        20,901
Increase (decrease) in due to local general partners and affiliates         5,421        (77,202)
                                                                      -----------    -----------

Net cash used in investing activities                                    (759,248)      (138,818)
                                                                      -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                     (212,069)      (167,441)
Decrease in due to local general partner and affiliates                         -        (53,043)
                                                                      -----------    -----------

Net cash used in financing activities                                    (212,069)      (220,484)
                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                 (31,644)      (520,054)

Cash and cash equivalents at beginning of period                        1,061,848      1,820,457
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $ 1,030,204    $ 1,300,403
                                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $7,000 for the three months ended June 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2006, the results of operations and its cash flows for the three months ended June 30, 2006 and 2005, respectively. However, the operating results for the three months ended June 30, 2006 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2006 and 2005 were as follows:

                                                          Three Months Ended
                                                               June 30,
                                                         -------------------
                                                           2006       2005
                                                         --------   --------
Partnership management fees (a)                          $136,500   $136,500
Expense reimbursement (b)                                  41,300     51,171
Local administrative fee (c)                                8,000      9,000
                                                         --------   --------
Total general and administrative- General Partner         185,800    196,671
                                                         --------   --------
Property management fees incurred to affiliates
  of the subsidiary partnerships' general partners (d)     78,990     76,987
                                                         --------   --------
Total general and administrative-related parties         $264,790   $273,658
                                                         ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's agreement of limited partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $3,891,000 and $3,755,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)


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

(d) Property management fees incurred by the Local Partnerships amounted to $175,566 and $174,677 for the three months ended June 30, 2006 and 2005, respectively. Of these fees, $78,990 and $76,987 were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At March 31, 2006, Clear Horizons Limited Partnership's ("Clear Horizons") current liabilities exceeded its current assets by $391,966. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated for the following reasons:

1. Included in current liabilities at March 31, 2006 is $245,474 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The general partner of the Local Partnership ("Local General Partner") of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from March 31, 2006.

b)  Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development ("HUD"). Such cash distributions are typically made from surplus cash flow.

d)  Other

The Partnership and Beneficial Assignment Certificates ("BACs") holders began to recognize the low-income housing credit ("Tax Credit") with respect to an apartment complex ("Property") when the periods of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service) ("Credit Period") for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership's existence. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $4,827,456, $8,384,145 and $8,746,267 of Tax Credits during each of the 2005, 2004 and 2003 tax years, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of June 30, 2006, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the three months ended June 30, 2006, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $32,000. This decrease was due to principal payments of mortgage notes ($212,000) and an increase in cash held in escrow relating to investing activities ($765,000) which exceeded cash provided by operating activities
($940,000) and an increase in due to local general partners and affiliates relating to investing activities ($5,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($825,000).

At June 30, 2006, there was approximately $330,000 in the working capital reserves at the Partnership level. For the three months ended June 30, 2006, the Partnership did not receive any cash distributions. Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,974,822 and $1,927,130, respectively.

Accounts payable as of June 30, 2006 and March 31, 2006 was $1,073,199 and $1,094,824, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of June 30, 2006 and March 31, 2006 was $17,383,812 and $16,935,473, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $3,891,000 and $3,755,000 were accrued and unpaid as of June 30, 2006 and March 31, 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Note 2).

For a discussion of contingencies affecting certain Local Partnerships, see Note 3 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the 15-year period commencing at the beginning of the Credit Period (the "Compliance Period").

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through June 30, 2006, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2006 and 2005, consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased less than 1% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Other income increased approximately $698,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to insurance proceeds received for hurricane damages at one Local Partnership.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 4% for the three months ended June 30, 2006 as compared to the corresponding period in 2005.

Operating expense increased approximately $60,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to increased gas and water costs at one Local Partnership and increased heat, gas and electricity costs at a second Local Partnership.

Repairs and maintenance expense increased approximately $71,000 for the three months ended June 30, 2006 as compared to the corresponding period in 2005, primarily due to an increase in salaries and wages and painting and decorating expense at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.65% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2006.

The Partnership does not have any other market risk sensitive instruments.

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

Item 1A.   Risk Factors - No Changes

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


Date: July 31, 2006
      -------------

                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Director and Senior Vice President
                                              (Chief Executive Officer and
                                              Chief Financial Officer)


Date: July 31, 2006
      -------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2006 of the Partnership;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the board of directors of RIAI:

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



         Date: July 31, 2006
               -------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     July 31, 2006