Form 10-Q
period 2006-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2006-11-02
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              September 30,     March 31,
                                                                  2006            2006
                                                              ------------    ------------
                                                              (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated

  depreciation of $38,590,457 and $36,905,293, respectively   $ 71,782,240    $ 73,467,404
Cash and cash equivalents                                        1,021,938       1,061,848
Cash held in escrow                                              3,938,290       3,190,261
Deferred costs, net of accumulated amortization of
  $228,451 and $204,723, respectively                              248,317         272,045
Other assets                                                       430,075         555,822
                                                              ------------    ------------

Total assets                                                  $ 77,420,860    $ 78,547,380
                                                              ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                      $ 58,373,058    $ 58,682,893
  Accounts payable                                                 915,451       1,094,824
  Security deposit payable                                         417,535         410,366
  Accrued interest                                              17,747,617      16,935,473
  Due to local general partners and affiliates                   1,539,704       1,562,079
  Due to general partner and affiliates                          4,377,710       4,127,153
                                                              ------------    ------------

Total liabilities                                               83,371,075      82,812,788
                                                              ------------    ------------

Minority interest                                               (1,048,934)     (1,048,455)
                                                              ------------    ------------

Commitments and contingencies (Note 3)

Partners' deficit:
  Limited partners (58,928 BACs issued and outstanding)         (4,328,319)     (2,660,834)
  General partner                                                 (572,962)       (556,119)
                                                              ------------    ------------

Total partners' deficit                                         (4,901,281)     (3,216,953)
                                                              ------------    ------------

Total liabilities and partners' deficit                       $ 77,420,860    $ 78,547,380
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended             Six Months Ended
                                                              September 30,                 September 30,
                                                       --------------------------    --------------------------
                                                          2006           2005            2006           2005
                                                       -----------    -----------    -----------    -----------
Revenues
Rental income                                          $ 2,368,814    $ 2,441,143    $ 4,797,403    $ 4,875,675
Other income                                                85,330         61,374        859,952        137,931
                                                       -----------    -----------    -----------    -----------

Total revenues                                           2,454,144      2,502,517      5,657,355      5,013,606
                                                       -----------    -----------    -----------    -----------

Expenses
General and administrative                                 562,978        573,435      1,185,117      1,281,476
General and administrative-related parties (Note 2)        252,228        276,692        517,018        550,350
Repairs and maintenance                                    540,513        510,406      1,119,263      1,017,731
Operating                                                  304,328        264,495        694,156        593,897
Taxes                                                      175,506        176,573        365,954        363,910
Insurance                                                  182,986        200,111        376,643        395,136
Financial                                                  677,170        665,745      1,375,119      1,356,953
Depreciation and amortization                              883,999        859,495      1,708,892      1,714,329
                                                       -----------    -----------    -----------    -----------

Total expenses                                           3,579,708      3,526,952      7,342,162      7,273,782
                                                       -----------    -----------    -----------    -----------

Loss before minority interest                           (1,125,564)    (1,024,435)    (1,684,807)    (2,260,176)
Minority interest in loss of subsidiary partnerships         3,435          1,619            479          4,805
                                                       -----------    -----------    -----------    -----------

Net loss                                               $(1,122,129)   $(1,022,816)   $(1,684,328)   $(2,255,371)
                                                       ===========    ===========    ===========    ===========

Net loss-limited partners                              $(1,110,908)   $(1,012,588)   $(1,667,485)   $(2,232,817)
                                                       ===========    ===========    ===========    ===========

Number of BACs outstanding                                  58,928         58,928         58,928         58,928
                                                       ===========    ===========    ===========    ===========

Net loss per BAC                                       $    (18.85)   $    (17.18)   $    (28.30)   $    (37.89)
                                                       ===========    ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                                Partners' Deficit
                                   (Unaudited)

                                                         Limited         General
                                            Total        Partners        Partner
                                         -----------    -----------    -----------
Partners' deficit - April 1, 2006        $(3,216,953)   $(2,660,834)   $  (556,119)

Net loss                                  (1,684,328)    (1,667,485)       (16,843)
                                         -----------    -----------    -----------

Partners' deficit - September 30, 2006   $(4,901,281)   $(4,328,319)   $  (572,962)
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

                                                                    Six Months Ended
                                                                     September 30,
                                                               --------------------------
                                                                  2006            2005
                                                               -----------    -----------
Cash flows from operating activities:
Net loss                                                       $(1,684,328)   $(2,255,371)
                                                               -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                    1,708,892      1,714,329
Minority interest in loss of subsidiaries                             (479)        (4,805)
Increase in cash held in escrow                                    (41,258)       (52,256)
Decrease in other assets                                           125,747        117,382
Decrease in accounts payable                                      (179,373)       (46,690)
Increase in security deposit payable                                 7,169         17,956
Increase in accrued interest payable                               812,144        943,177
Increase in due to local general partners and affiliates            14,908         48,616
Decrease in due to local general partners and affiliates           (27,704)       (27,566)
Increase (decrease) in due to general partner and affiliates       250,557       (222,890)
                                                               -----------    -----------
Total adjustments                                                2,670,603      2,487,253
                                                               -----------    -----------

Net cash provided by operating activities                          986,275        231,882
                                                               -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                   -       (229,237)
(Increase) decrease in cash held in escrow                        (706,771)        17,519
Increase (decrease) in due to local general partners and
  affiliates                                                         5,421        (40,000)
                                                               -----------    -----------

Net cash used in investing activities                             (701,350)      (251,718)
                                                               -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                              (309,835)      (294,196)
Decrease in due to local general partner and affiliates            (15,000)       (53,043)
Increase in capitalization of consolidated subsidiaries
  attributable to minority interest                                      -        (51,220)
                                                               -----------    -----------

Net cash used in financing activities                             (324,835)      (398,459)
                                                               -----------    -----------

Net decrease in cash and cash equivalents                          (39,910)      (418,295)
Cash and cash equivalents at beginning of period                 1,061,848      1,820,457
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $ 1,021,938    $ 1,402,162
                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the "Partnership") and fifteen other limited partnerships ("subsidiary partnerships", "subsidiaries" or "Local Partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $7,000 and $12,000 and $14,000 for the three and six months ended September 30, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2006, the results of operations for the three and six months ended September 30, 2006 and 2005 and its cash flows for the six months ended September 30, 2006 and 2005, respectively. However, the operating results for the six months ended September 30, 2006 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2006 and 2005 were as follows:

                                                      Three Months Ended     Six Months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        2006       2005       2006       2005
                                                      --------   --------   --------   --------
Partnership management fees (a)                       $136,500   $136,500   $273,000   $273,000
Expense reimbursement (b)                               28,963     54,833     70,263    106,004
Local administrative fee (c)                             8,000      9,000     16,000     18,000
                                                      --------   --------   --------   --------
Total general and administrative-General Partner       173,463    200,333    359,263    397,004
                                                      --------   --------   --------   --------
Property management fees incurred to affiliates of
  the subsidiary partnerships' general partners (d)     78,765     76,359    157,755    153,346
                                                      --------   --------   --------   --------
Total general and administrative-related parties      $252,228   $276,692   $517,018   $550,350
                                                      ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's agreement of limited partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)


year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,028,000 and $3,755,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $164,154 and $171,814 and $339,720 and $346,491 for the three and six months ended September 30, 2006 and 2005, respectively. Of these fees, $78,765 and $76,359 and $157,755 and $153,346, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At June 30, 2006, Clear Horizons Limited Partnership's ("Clear Horizons") current liabilities exceeded its current assets by $350,067. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated for the following reasons:

1. Included in current liabilities at June 30, 2006 is $242,181 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The general partner of the Local Partnership ("Local General Partner") of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from June 30, 2006.

b)  Uninsured Cash and Cash Equivalents

The Partnership  maintains its cash and cash  equivalents in various banks.  The
accounts  at  each  bank  are  guaranteed  by  the  Federal  Deposit   Insurance
Corporation up to $100,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development. Such cash distributions are typically made from surplus cash flow.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of September 30, 2006, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2006.

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the six months ended September 30, 2006, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $40,000. This decrease was due to principal payments of mortgage notes ($310,000), an increase in cash held in escrow relating to investing activities ($707,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($10,000), which exceeded cash provided by operating activities ($986,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,709,000).

At September 30, 2006, there was approximately $192,000 in the working capital reserves at the Partnership level. For the six months ended September 30, 2006, the Partnership received $34,300 as a distribution. Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,766,311 and $1,725,020 and $3,741,133 and $3,652,150, respectively.

Accounts payable as of September 30, 2006 and March 31, 2006 were $915,541 and $1,094,824, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of September 30, 2006 and March 31, 2006 was $17,747,617 and $16,935,473, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $4,028,000 and $3,755,000 were accrued and unpaid as of September 30, 2006 and March 31, 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so (see Item 1, Note 2).

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 3. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the 15-year period commencing at the beginning of the Credit Period.

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

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006.

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

Through   September  30,  2006,  the  Partnership  has  recorded   approximately
$3,926,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2006 and 2005, consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 3% and 2% for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to a drop in occupancy resulting from damages caused by Hurricane Katrina at one Local Partnership, offset by increases in rental rates of other Local Partnerships.

Other income increased approximately $23,000 and $721,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to insurance proceeds received for hurricane damages at one Local Partnership.

Total expenses, excluding operating, remained fairly consistent with variances of less than 1% for each of the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005.

Operating expense increased approximately $40,000 and $100,000 for the three and six months ended September 30, 2006 as compared to the corresponding periods in 2005, primarily due to increased gas and water costs at one Local Partnership and increased heat, gas and electricity costs at a second Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.65% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2006.

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


Date: November 2, 2006
      ----------------

                                         By:  /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes,
                                              Director and Senior Vice President
                                              (Chief Executive Officer and
                                               Chief Financial Officer)


Date: November 2, 2006
      ----------------
                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. ("RIAI") the general partner of Related Independence Associates L.P., the General Partner of Independence Tax Credit Plus L.P. II (the "Partnership"), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2006 of the Partnership;

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



         Date: November 2, 2006
               ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II (the "Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Independence Associates Inc. the general partner of Related Independence Associates L.P., the General Partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     November 2, 2006