Form 10-Q
period 2006-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2007-02-06
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2006


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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          December 31,      March 31,
                                                              2006            2006
                                                          ------------    ------------
                                                          (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated
  depreciation
  of $39,438,203 and $36,905,293, respectively            $ 71,040,008    $ 73,467,404
Cash and cash equivalents                                      996,545       1,061,848
Cash held in escrow                                          3,816,176       3,190,261
Deferred costs, net of accumulated amortization of
  $230,726 and $204,723, respectively                          246,042         272,045
Other assets                                                   575,276         555,822
                                                          ------------    ------------

Total assets                                              $ 76,674,047    $ 78,547,380
                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                  $ 58,173,810    $ 58,682,893
  Accounts payable                                             978,167       1,094,824
  Security deposit payable                                     428,144         410,366
  Accrued interest                                          18,202,082      16,935,473
  Due to local general partners and affiliates               1,503,084       1,562,079
  Due to general partner and affiliates                      4,384,924       4,127,153
                                                          ------------    ------------

Total liabilities                                           83,670,211      82,812,788
                                                          ------------    ------------

Minority interest                                           (1,051,583)     (1,048,455)
                                                          ------------    ------------

Commitments and contingencies (Note 3)

Partners' deficit:
  Limited partners (58,928 BACs issued and outstanding)     (5,496,321)     (2,660,834)
  General partner                                             (448,260)       (556,119)
                                                          ------------    ------------

Total partners' deficit                                     (5,944,581)     (3,216,953)
                                                          ------------    ------------

Total liabilities and partners' deficit                   $ 76,674,047    $ 78,547,380
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------    ----------------------------
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  2,398,086    $  2,467,132    $  7,195,489    $  7,342,807
Other income                                                65,368          48,837         925,320         186,768
                                                      ------------    ------------    ------------    ------------

Total revenues                                           2,463,454       2,515,969       8,120,809       7,529,575
                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                                 576,552         548,113       1,817,606       1,829,589
General and administrative-related parties (Note 2)        253,677         269,997         770,695         820,347
Repairs and maintenance                                    619,723         560,836       1,683,049       1,578,567
Operating                                                  217,958         309,136         912,114         903,033
Taxes                                                      197,116         187,516         563,070         551,426
Insurance                                                  186,741         194,469         563,384         589,605
Financial                                                  744,115         684,360       2,119,234       2,041,313
Depreciation and amortization                              850,021         920,160       2,558,913       2,634,489
                                                      ------------    ------------    ------------    ------------

Total expenses                                           3,645,903       3,674,587      10,988,065      10,948,369
                                                      ------------    ------------    ------------    ------------

Loss before minority interest                           (1,182,449)     (1,158,618)     (2,867,256)     (3,418,794)
Minority interest in loss of subsidiary
  partnerships                                               2,649           3,071           3,128           7,876
                                                      ------------    ------------    ------------    ------------

Net loss                                              $ (1,179,800)   $ (1,155,547)   $ (2,864,128)   $ (3,410,918)
                                                      ============    ============    ============    ============

Net loss-limited partners                             $ (1,168,002)   $ (1,143,992)   $ (2,835,487)   $ (3,376,809)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  58,928          58,928          58,928          58,928
                                                      ============    ============    ============    ============

Net loss per BAC                                      $     (19.82)   $     (19.41)   $     (48.12)   $     (57.30)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                                Partners' Deficit
                                   (Unaudited)

                                                         Limited        General
                                           Total         Partners       Partner
                                        -----------    -----------    -----------
Partners' deficit - April 1, 2006       $(3,216,953)   $(2,660,834)   $  (556,119)

Net loss                                 (2,864,128)    (2,835,487)       (28,641)

Contribution (Note 2)                       136,500              0        136,500
                                        -----------    -----------    -----------

Partners' deficit - December 31, 2006   $(5,944,581)   $(5,496,321)   $  (448,260)
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

                                                                          Nine Months Ended
                                                                             December 31,
                                                                      --------------------------
                                                                          2006           2005
                                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                                              $(2,864,128)   $(3,410,918)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                           2,558,913      2,634,489
Minority interest in loss of subsidiaries                                  (3,128)        (7,875)
Capital contribution - General Partner                                    136,500              0
Decrease (increase) in cash held in escrow                                173,380        (12,693)
Increase in other assets                                                  (19,454)      (159,001)
Decrease (increase) in accounts payable                                  (116,657)         9,007
Increase in security deposit payable                                       17,778         14,865
Increase in accrued interest payable                                    1,266,609      1,372,592
(Decrease) increase in due to local general partners and affiliates       (12,796)        16,593
Increase (decrease) in due to general partner and affiliates              257,771        (37,442)
                                                                      -----------    -----------
Total adjustments                                                       4,258,916      3,830,535
                                                                      -----------    -----------

Net cash provided by operating activities                               1,394,788        419,617
                                                                      -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                   (105,514)      (235,591)
Increase in cash held in escrow                                          (799,295)      (121,967)
Decrease in due to local general partners and affiliates                  (31,199)       (36,652)
                                                                      -----------    -----------

Net cash used in investing activities                                    (936,008)      (394,210)
                                                                      -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                     (509,083)      (474,666)
Decrease in due to local general partner and affiliates                   (15,000)       (53,043)
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                                             0        (51,220)
                                                                      -----------    -----------

Net cash used in financing activities                                    (524,083)      (578,929)
                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                 (65,303)      (553,522)
Cash and cash equivalents at beginning of period                        1,061,848      1,820,457
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $   996,545    $ 1,266,935
                                                                      ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


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

For financial reporting purposes, the Partnership's fiscal quarter ends December
31.  The  Partnership's  fiscal  quarter  ends  December  31,  in order to allow adequate time for the subsidiary partnerships' financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $8,000 and $6,000 and $20,000 and 20,000 for the three and nine months ended December 31, 2006 and 2005, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2006, the results of operations for the three and nine months ended December 31, 2006 and 2005 and its cash flows for the nine months ended December 31, 2006 and 2005, respectively. However, the operating results for the nine months ended December 31, 2006 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2006 and 2005 were as follows:

                                                         Three Months Ended     Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2006       2005       2006       2005
                                                         --------   --------   --------   --------

Partnership management fees (a)                          $136,500   $136,500   $409,500   $409,500
Expense reimbursement (b)                                  30,511     48,948    100,774    154,952
Local administrative fee (c)                                8,000      8,000     24,000     26,000
                                                         --------   --------   --------   --------
Total general and administrative-General Partner          175,011    193,448    534,274    590,452
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            78,666     76,549    236,421    229,895
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $253,677   $269,997   $770,695   $820,347
                                                         ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's agreement of limited partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year and as such, the General Partner has made a contribution to the

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2006
                                   (Unaudited)


Partnership in the amount of the fair value of the services provided for the quarter ended December 31, 2006. Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,028,000 and $3,755,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $186,981 and $177,230 and $526,701 and $523,721 for the three and nine months ended December 31, 2006 and 2005, respectively. Of these fees, $78,666 and $76,549 and $236,421 and $229,895, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a) Subsidiary Partnerships-Other

Clear Horizons Limited Partnership
----------------------------------
At September 30, 2006, Clear Horizons Limited Partnership's ("Clear Horizons") current liabilities exceeded its current assets by $371,075. Although this condition could raise substantial doubt about Clear Horizons' ability to continue as a going concern, such doubt is alleviated for the following reasons:

1. Included in current liabilities at September 30, 2006 is $244,646 owed to related parties who have advised Clear Horizons that they do not intend to pursue collection beyond Clear Horizons' ability to pay.

2. The general partner of the Local Partnership ("Local General Partner") of Clear Horizons has agreed to fund operating deficits up to $250,000.

Accordingly, management believes that Clear Horizons has the ability to continue as a going concern for at least one year from September 30, 2006.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of December 31, 2006, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Off Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2006.

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the nine months ended December 31, 2006, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($65,000). This decrease was due to principal payments of mortgage notes ($509,000), an increase in cash held in escrow relating to investing activities ($799,000), improvements to property and equipment ($106,000) and a net decrease in due to local general partners and affiliates relating to investing and financing activities ($46,000), which exceeded cash provided by operating activities ($1,395,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,559,000).

At December 31, 2006, there was approximately $185,000 in the working capital reserves at the Partnership level. For the nine months ended December 31, 2006, the Partnership received $63,700 as a distribution. Management anticipates receiving additional distributions in the future, although not to a level sufficient to permit providing cash distributions to the BACs holders. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2006 and 2005, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $1,798,090 and $1,800,070 and $5,539,223 and $5,452,220, respectively.

Accounts payable as of December 31, 2006 and March 31, 2006 were $978,167 and $1,094,824, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of December 31, 2006 and March 31, 2006 was $18,202,082 and $16,935,473, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $4,028,000 and $3,755,000 were accrued and unpaid as of December 31, 2006 and March 31, 2006, respectively. Management has determined that the Partnership will not be in a position to pay additional partnership management fees during the current year and as such, the General Partner has made a contribution to the Partnership in the amount of the fair value of the services provided for the quarter ended December 31, 2006 (see Item 1, Note 2). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

Through December 31, 2006, the Partnership has recorded approximately $3,926,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 2006 and 2005, consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income decreased approximately 3% and 2% for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to a drop in occupancy resulting from damages caused by Hurricane Katrina at one Local Partnership, offset by increases in rental rates of other Local Partnerships.

Other income increased approximately $17,000 and $739,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to insurance proceeds received for hurricane damages at one Local Partnership.

Total expenses, excluding repairs and maintenance and operating, increased less than 1% and decreased less than 1% for the three and nine months ended December 31, 2006, as compared to the corresponding periods in 2005.

Repairs and maintenance increased approximately $59,000 and $104,000 for the three and nine months ended December 31, 2006 as compared to the corresponding periods in 2005, primarily due to an increase in salaries and wages and painting and decorating expenses at one Local Partnership and an increase in janitorial expense at a second Local Partnership.

Operating expense decreased approximately $91,000 for the three months ended December 31, 2006 as compared to the corresponding period in 2005, primarily due to a refund received for past overcharges on water billings at one Local Partnership offset by increased heat, gas and electricity costs at other Local Partnerships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.65% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2006, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2006.

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


Date: February 6, 2007
      ----------------

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


Date: February 6, 2007
      ----------------

                                         By:  /s/ Glenn F. Hopps
                                              ------------------
                                              Glenn F. Hopps,
                                              Treasurer
                                              (Chief Accounting Officer)

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2006 of the registrant;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         Date: February 6, 2007
               ----------------
                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II on Form 10-Q for the period ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the registrant.


A signed original of this written statement required by Section 906 has been provided to the registrant and will be retained by the registrant and furnished to the SEC or its staff upon request.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     February 6, 2007