Form 10-K
period 2007-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2007-06-27
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2006 was ($4,328,000) based on Limited Partner equity (deficit) as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                                     PART I


Item 1. Business.

General
-------

Independence Tax Credit Plus L.P. II (the "Partnership") is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation ("RIAI"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

Centerline Disclosure
---------------------

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, Senior Vice President, Chief Executive Officer and Chief Financial Officer of RIAI. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as President and Chief Executive Officer to replace Mr. Hirmes.

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

The Partnership's business is primarily to invest as a limited partner in other partnerships ("Local Partnerships", "subsidiaries" or "subsidiary partnership") owning apartment complexes ("Apartment Complexes" or "Properties") that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit ("Historic Tax Credit"). The Partnership's investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2007, the Partnership held interests in fifteen Local Partnerships and does not anticipate making any additional investments. As of March 31, 2007, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering has been invested in fifteen Local Partnerships, of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds. The Partnership does not intend to acquire additional properties; however, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. See Item 2. Properties, below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method). Through March 31, 2007, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Item 1B.  Unresolved Staff Comments

None

Item 2. Properties

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2007. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the "Local Partnership Schedule"). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15. Schedule III.

                           Local Partnership Schedule
                           --------------------------
                                                                % of Units Occupied at May 1,
                                                           -------------------------------------
            Name and Location             Date Acquired     2007    2006    2005   2004    2003
---------------------------------------   --------------   -----   -----   -----   -----   -----
Lincoln Renaissance
  Reading, PA (52)                        April 1993         94%     90%     98%     97%    100%

United Germano-Millgate Limited
Partnership
  Chicago, IL (350)                       October 1993       95%     98%     87%     98%     99%

Mansion Court Associates
  Philadelphia, PA (30)                   November 1993      50%     70%     87%     57%     87%

Derby Run Associates, L.P.
  Hampton, VA (160)                       February 1994      94%     96%     98%     91%     96%

Renaissance Plaza '93 Associates , L.P.
  Baltimore, MD (95)                      February 1994      95%     98%     99%     97%     98%

Tasker Village Associates
  Philadelphia, PA (28)                   May 1994           96%    100%    100%     79%    100%

Martha Bryant Manor, L.P.
  Los Angeles, CA (77)                    September 1994     99%     95%     99%     99%    100%

Colden Oaks Limited Partnership
  Los Angeles, CA (38)                    September 1994    100%    100%     97%     97%    100%

Brynview Terrace, L.P.
  Los Angeles, CA (8)                     September 1994    100%    100%    100%    100%    100%

NLEDC, L.P.
  Los Angeles, CA (43)                    September 1994     98%     95%     98%     98%    100%

Creative Choice Homes VI, Ltd.
  Miami, FL (102)                         September 1994     86%     57%     99%     99%     99%

P&P Homes for the Elderly, L.P.
  Los Angeles, CA (107)                   September 1994     98%     96%     96%     98%    100%

Clear Horizons Limited Partnership
  Shreveport, LA (84)                     December 1994      95%     94%     96%     95%     99%

Neptune Venture, L.P.
  Neptune Township, NJ (99)               April 1995         99%    100%    100%    100%    100%

Affordable Green Associates L.P.
  New York, NY (41)                       April 1995        100%    100%    100%    100%    100%


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

In connection with investments in Apartment Complexes in development stage, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership's interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget ("Development Deficit Guarantees"). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations. The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time
(typically three to five years) following the achievement of break-even operations ("Operating Deficit Guarantees"). As of March 31, 2007, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired. Management does not expect that expiration to have a material impact on liquidity, based on prior years' fundings. Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without a right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2007, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the "Assignor Limited Partner"), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2007, the Partnership has approximately 3,454 registered holders of an aggregate of 58,928 BACs.

All  of  the  Partnership's  general  partnership  interests,   representing  an
aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2007. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

     o In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership's remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above. At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

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

                                                            Year Ended March 31,
                               ------------------------------------------------------------------------------
         OPERATIONS                 2007            2006            2005            2004            2003
-----------------------------  --------------  --------------  --------------  --------------  --------------
Revenues                       $   10,081,295  $   10,023,797  $   10,073,012  $    9,359,288  $    9,140,057
Operating expenses                (16,784,915)    (14,950,857)    (14,861,056)    (14,653,886)    (13,685,802)
                               --------------  --------------  --------------  --------------  --------------

Loss before minority interest      (6,703,620)     (4,927,060)     (4,788,044)     (5,294,598)     (4,545,745)
Minority interest in loss of
 subsidiaries                           9,621          11,477          11,499          16,161          10,959
                               --------------  --------------  --------------  --------------  --------------
Net loss                       $   (6,693,999) $   (4,915,583) $   (4,776,545) $   (5,278,437) $   (4,534,786)
                               ==============  ==============  ==============  ==============  ==============

Net loss per weighted
 average BAC                   $      (112.46) $       (82.58) $       (80.25) $       (88.68) $       (76.19)
                               ==============  ==============  ==============  ==============  ==============

                                                                 March 31,
                               ------------------------------------------------------------------------------
     FINANCIAL POSITION             2007            2006            2005            2004            2003
-----------------------------  --------------  --------------  --------------  --------------  --------------
Total assets                   $   74,571,460  $   78,547,380  $   82,380,900  $   84,016,822  $   87,502,402
                               ==============  ==============  ==============  ==============  ==============

Total liabilities              $   85,743,850  $   82,812,788  $   81,233,675  $   77,992,941  $   76,092,507
                               ==============  ==============  ==============  ==============  ==============

Minority interest              $   (1,261,438) $   (1,048,455) $     (551,405) $     (451,294) $     (343,717)
                               ==============  ==============  ==============  ==============  ==============

Total partners' (deficit)
 capital                       $   (9,910,952) $   (3,216,953) $    1,698,630  $    6,475,175  $   11,753,612
                               ==============  ==============  ==============  ==============  ==============


During the year ended March 31, 2007, total assets decreased primarily due to depreciation and impairment of property partially offset by improvements to property and equipment. During the years ended March 31, 2006, 2005, 2004 and 2003, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment.

Cash Distributions
------------------
The Partnership has made no distributions to the BACs holders as of March 31, 2007.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

Through March 31, 2007, the Partnership has invested all of the net proceeds of its Offering in fifteen Local Partnerships of which approximately $282,880 remains to be paid (including approximately $24,000 being held in escrow).

Short-Term
----------

The Partnership's primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership. At March 31, 2007, there was a balance of approximately $280,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership's ongoing operations for the foreseeable future. During the years ended March 31, 2007, 2006 and 2005, amounts received from operations of the Local Partnerships were approximately $161,000, $215,000 and $165,000, respectively. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

For the year ended March 31, 2007, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately $86,000. This decrease was due to improvements to property and equipment ($841,000), principal payments of mortgage notes ($656,000), capitalization of consolidated subsidiaries attributable to minority interest ($203,000), a decrease in due to local general partners and affiliates relating to investing and financing activities ($291,000) and an increase in cash held in escrow relating to investing activities ($527,000) which exceeded cash provided by operating activities ($571,000) and insurance proceeds ($1,862,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($3,299,000) and loss on impairment of assets ($1,945,000).

Total expenses for the years ended March 31, 2007, 2006 and 2005, excluding depreciation and amortization, interest, general and administrative - related parties and loss on impairment of assets, totaled $7,574,619, $7,430,315 and $7,040,517, respectively.

Accounts payable as of March 31, 2007 and 2006 was $867,153 and $1,094,824, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued  interest as of March 31, 2007 and 2006 was $18,649,353 and $16,935,473,
respectively. Accrued interest represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $4,301,000 and $3,755,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively (see Note 8 in Item 8). Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The following table summarizes the Partnership's commitments as of March 31, 2007 to make future payments under its debt agreements and other contractual obligations.

                                                Less than       1 - 3         3 -5        More than
                                     Total        1 Year        Years         Years        5 Years
                                 -----------   -----------   -----------   -----------   -----------
Mortgage notes payable (a)       $58,026,401   $ 4,144,608   $ 1,576,157   $ 1,404,585   $50,901,051
Loans payable to local general
   partner and affiliates (b)        238,807       238,807             0             0             0
                                 -----------   -----------   -----------   -----------   -----------

                                 $58,265,208   $ 4,383,415   $ 1,576,157   $ 1,404,585   $50,901,051
                                 ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $164,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

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

Property and Equipment
----------------------

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimate fair value.

Through March 31, 2007, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of property.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                       2007           2006           2005
                                   ------------   ------------   ------------

Interest                           $    108,250   $     83,615   $     45,121
Other                                   172,180        175,324        521,798
                                   ------------   ------------   ------------

  Total other revenue              $    280,430   $    258,939   $    566,919
                                   ============   ============   ============

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years, respectively).

The net loss for the 2006, 2005 and 2004 Fiscal Years totaled $6,693,999, $4,915,583 and $4,776,545, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,525,244, $4,827,456 and $8,384,145 of Tax Credits during each of the 2006, 2005 and 2004 tax years, respectively.

2006 vs. 2005
-------------
The Partnership's results of operations for the 2006 and 2005 Fiscal Years consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year, primarily due to HUD increasing rents at one Local Partnership and rental rate increases at several Local Partnerships, offset by a drop in occupancy resulting from damages caused by Hurricane Katrina at another Local Partnership.

Total expenses, excluding loss on impairment of assets, remained consistent with a decrease of 1% for the 2006 Fiscal Year as compared to the 2005 Fiscal Year.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Creative Choice Homes VI Ltd. ("Creative Choice")
-------------------------------------------------
The financial statements for Creative Choice have been prepared assuming that Creative Choice will continue as a going concern. Creative Choice incurred a net loss of $1,020,553 (including loss on impairment of $603,733) and negative cash flow from operations of $395,508 during the year ended December 31, 2006. During 2006, the general partner funded $115,250 to cover operating cost. Also, Creative Choice is in default of all of its mortgages. These factors create an uncertainty about Creative Choice's ability to continue as a going concern. The ability of Creative Choice to continue as a going concern is dependent on the general partner's ability and willingness to continue funding operating losses. The financial statements do not include any adjustments that might be necessary if Creative Choice is unable to continue as a going concern.

During the year ended December 31, 2005, the property incurred hurricane damage. The total cost to bring the units back into service was approximately $1,800,000. Creative Choice has contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged. During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work. In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds. Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817. As of December 31, 2006, all hurricane repairs and renovations had been completed and a balance of $821,225 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units. At the time of the fire, the units were out of service due to the damage caused by the hurricane. These nine units remain out of service at December 31, 2006. The estimate of the cost of the damage is $733,586. Creative Choice expects insurance proceeds in the amount of $596,000 of which 10% is due to the insurance adjuster. As of December 31, 2006, $100,000 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location. Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889.

The above circumstances have called into question the recoverability of the carrying amounts of the building. As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 has been recognized on the building and improvements.

Mansion Court Associates ("Mansion Court")
------------------------------------------
Mansion Court had losses of $1,406,455 (including loss on impairment of $1,341,604), $101,936 and $91,463 for the 2006, 2005, and 2004 Fiscal Years,
respectively. Mansion Court has been experiencing declining physical conditions due to cash and staffing shortages resulting from increasing drug related violence in the neighborhood. The Local General Partner is deferring management fees, reimbursement of payroll and has funded additional shortfalls. The Partnership's investment in Mansion Court at March 31, 2007 and 2006 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Mansion Court's net loss after minority interest amounted to approximately $1,406,000, $102,000 and $91,000 for the 2006, 2005 and 2004
Fiscal Years, respectively.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court Associates impaired and wrote it down to its fair value of approximately $906,000, which resulted in a loss on impairment of approximately $1,342,000. Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Mortgage notes are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership currently discloses in Item 8,
Note 3 to the financial statements the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm          12

         Consolidated Balance Sheets at March 31, 2007 and 2006           35

         Consolidated Statements of Operations for the Years
           Ended March 31, 2007, 2006 and 2005                            36

         Consolidated Statements of Changes in Partners'
           (Deficit) Capital for the Years Ended March 31, 2007,
            2006 and 2005                                                 37

         Consolidated  Statements  of Cash Flows for the Years
           Ended March 31, 2007, 2006 and 2005                            38

         Notes to Consolidated Financial Statements                       39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' capital (deficit), and cash flows for the years ended March 31, 2007, 2006, and 2005 (the 2006, 2005, and 2004 Fiscal Years, respectively). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for fourteen (Fiscal 2006) and six (Fiscal 2005 and 2004) subsidiary partnerships whose losses aggregated $4,874,894, $2,085,890 and $1,946,642 for the 2006, 2005, and 2004 Fiscal Years,
respectively, and whose assets constituted 92% and 39% of the Partnership's assets at March 31, 2007 and 2006, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended March 31, 2007, 2006, and 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated  financial  statements  include the financial statements of one subsidiary partnership with a significant uncertainty. The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern. This subsidiary partnership's net losses aggregated $(1,020,553) (2006 Fiscal year), $(344,960) (2005 Fiscal Year), and $(46,215) (2004 Fiscal Year), and their assets aggregated $5,209,297 and $4,892,677 at March 31, 2007 and 2006, respectively. Management's plan in regard to this matter is also described in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheet of Lincoln Renaissance as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2006 and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2006 and 2005, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2006 and 2005, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated February 26, 2007 on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
February 26, 2007

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


/s/ Wieland & Company, Inc.
Batavia, Illinois
January 19, 2006

EIN 36-4025026
Engagement Partner:  Paul H. Wieland

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Associates

We have audited the accompanying balance sheet of Mansion Court Associates as of December 31, 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 29, 2007

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT


To the Partners
DERBY RUN ASSOCIATES, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia


We have audited the accompanying balance sheets of DERBY RUN ASSOCIATES, L.P. (A Virginia Limited Partnership) as of December 31, 2006 and 2005, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DERBY RUN ASSOCIATES, L.P. as of December 31, 2006 and 2005, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States and America.

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


/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 8, 2007

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

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We  have  audited  the  accompanying  balance  sheet  of  Renaissance  Plaza  93
Associates, L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2007, on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2007, on Renaissance Plaza 93 Associates, L.P.'s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that applicable to DHCD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information on pages 24 through 38 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 27, 2007

Lead Auditor:  Nelson D. Gomez

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group
Baltimore, Maryland
March 29, 2007

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2006 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2006 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn, CPA
January 26, 2007
Carson, California

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2006 and 2005, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles general accepted in the United States of America.


/s/ Marvin Mason
Tarzana, California
February 28, 2007

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


/s/ Marvin Mason
Certified Public Accountant
Tarzana, California
February 28, 2006

[Letterhead of CLIFFORD R. BENN, CPA]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, L.P.
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, L.P. at December 31, 2006 and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Brynview Terrace, L.P.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, L.P. at December 31, 2006 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.


/s/ Clifford R. Benn, CPA
February 26, 2007
Carson, California

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

[Letterhead of MARVIN D. MASON]

Independent Auditor's Report

To the Partners of NLEDC, L.P., A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2006 and 2005, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Marvin Mason
Tarzana, California
February 28, 2007

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


/s/ Robert Pacheco
Pasadena, California
February 11, 2005

[Letterhead of BERT D. SAMUELS CPA]

Independent Auditor's Report

The Partners
P & P Home For The Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home For The Elderly, L.P. as of December 31, 2006, and the related statements of income, changes in partners' equity and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of December 31, 2006, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Bert D. Samuels CPA
Tarzana, California
February 14, 2007

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


/s/ Bert D. Samuels CPA
Encino, California
February 12, 2005

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, at December 31, 2006, and the related statements of income, capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the standards applicable to financial audits contained in Government Auditing Standards issued by the
Comptroller General of the United States, and the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2006 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated March 12, 2007 on our consideration of Clear Horizons Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 12, 2007, on Clear Horizons Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 23 through 38 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Atlanta, Georgia
March 12, 2007

Lead Auditor:  Joshua D. Northcutt, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Neptune Venture, L.P.

We have audited the accompanying balance sheets of Neptune Venture, L.P. as of December 31, 2006, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor we were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of December 31, 2006, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[Letterhead of LAWLOR & O'BRIEN, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2006 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2006 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.


/s/ Lawlor & O'Brien
Totowa, New Jersey
February 27, 2007

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                         March 31,
                                                                 ---------------------------
                                                                     2007           2006
                                                                 ------------   ------------
Property and equipment net, less accumulated depreciation
  (Notes 2, 4 and 7)                                             $ 69,010,904   $ 73,467,404
Cash and cash equivalents (Notes 2, 3 and 11)                         975,857      1,061,848
Cash held in escrow (Notes 3 and 5)                                 3,885,537      3,190,261
Deferred costs, less accumulated amortization (Notes 2 and 6)         237,519        272,045
Other assets                                                          461,643        555,822
                                                                 ------------   ------------

                                                                 $ 74,571,460   $ 78,547,380
                                                                 ============   ============


                        LIABILITIES AND PARTNERS' DEFICIT


Liabilities:
Mortgage notes payable (Note 7)                                  $ 58,026,401   $ 58,682,893
Accounts payable                                                      867,153      1,094,824
Security deposits payable                                             424,592        410,366
Accrued interest                                                   18,649,353     16,935,473
Due to local general partners and affiliates (Note 8)               3,013,722      1,562,079
Due to general partner and affiliates (Note 8)                      4,762,629      4,127,153
                                                                 ------------   ------------

                                                                   85,743,850     82,812,788
                                                                 ------------   ------------

Minority interest                                                  (1,261,438)    (1,048,455)
                                                                 ------------   ------------

Commitments and contingencies (Notes 7, 8 and 11)

Partners' deficit:
Limited partners (58,928 BACs issued and outstanding)              (9,287,893)    (2,660,834)
General partner                                                      (623,059)      (556,119)
                                                                 ------------   ------------

Total partners' deficit                                            (9,910,952)    (3,216,953)
                                                                 ------------   ------------

Total liabilities and partners' deficit                          $ 74,571,460   $ 78,547,380
                                                                 ============   ============



          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years Ended March 31,
                                                       --------------------------------------------
                                                           2007            2006             2005
                                                       ------------    ------------    ------------
Revenues

Rental income                                          $  9,800,865    $  9,764,858    $  9,506,093
Other income                                                280,430         258,939         566,919
                                                       ------------    ------------    ------------
                                                         10,081,295      10,023,797      10,073,012
                                                       ------------    ------------    ------------
Expenses
General and administrative                                2,576,438       2,539,758       2,329,317
General and administrative-related parties (Note 8)       1,228,537       1,288,342       1,187,669
Repairs and maintenance                                   2,228,114       2,145,867       2,123,011
Operating                                                 1,300,858       1,263,106       1,146,968
Taxes                                                       726,900         712,948         709,655
Insurance                                                   742,309         768,636         731,566
Financial, principally interest                           2,737,773       2,825,974       3,079,737
Depreciation and amortization                             3,298,649       3,406,226       3,553,133
Loss on impairment of property (Note 4)                   1,945,337               0               0
                                                       ------------    ------------    ------------
Total expenses                                           16,784,915      14,950,857      14,861,056
                                                       ------------    ------------    ------------

Loss before minority interest                            (6,703,620)     (4,927,060)     (4,788,044)

Minority interest in loss of subsidiary partnerships          9,621          11,477          11,499
                                                       ------------    ------------    ------------

Net loss                                               $ (6,693,999)   $ (4,915,583)   $ (4,776,545)
                                                       ============    ============    ============

Net loss - limited partners                            $ (6,627,059)   $ (4,866,427)   $ (4,728,780)
                                                       ============    ============    ============

Number of BACs outstanding                                   58,928          58,928          58,928
                                                       ============    ============    ============

Net loss per BAC                                       $    (112.46)   $     (82.58)   $     (80.25)
                                                       ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                               Limited        General
                                                 Total         Partners       Partners
                                              -----------    -----------    -----------
Partners capital (deficit) - April 1, 2004    $ 6,475,175    $ 6,934,373    $  (459,198)

Net loss                                       (4,776,545)    (4,728,780)       (47,765)
                                              -----------    -----------    -----------

Partners capital (deficit) - March 31, 2005     1,698,630      2,205,593       (506,963)

Net loss                                       (4,915,583)    (4,866,427)       (49,156)
                                              -----------    -----------    -----------

Partners deficit - March 31, 2006              (3,216,953)    (2,660,834)      (556,119)

Net loss                                       (6,693,999)    (6,627,059)       (66,940)
                                              -----------    -----------    -----------

Partners deficit - March 31, 2007             $(9,910,952)   $(9,287,893)   $  (623,059)
                                              ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                          Years Ended March 31,
                                                               -----------------------------------------
                                                                   2007           2006           2005
                                                               -----------    -----------    -----------
Cash flows from operating activities:
Net loss                                                       $(6,693,999)   $(4,915,583)   $(4,776,545)
                                                               -----------    -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                    3,298,649      3,406,226      3,553,133
Loss on impairment of property                                   1,945,337              -              -
Minority interest in loss of subsidiary partnerships                (9,621)       (11,477)       (11,499)
(Increase) decrease in assets:
Cash held in escrow                                               (167,825)        27,034         29,340
Other assets                                                        94,179        (31,670)        68,613
Increase (decrease) in liabilities:
Accounts payable                                                  (227,671)       373,944        (75,604)
Security deposit payable                                            14,226        (10,328)         8,626
Accrued interest                                                 1,713,880      1,709,205      1,527,303
Due to local general partners and affiliates                       (31,541)       (12,875)        55,654
Due to general partner and affiliates                              635,476        169,201       (262,743)
                                                               -----------    -----------    -----------
Total adjustments                                                7,265,089      5,619,260      4,892,823
                                                               -----------    -----------    -----------

Net cash provided by operating activities                          571,090        703,677        116,278
                                                               -----------    -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                            (840,747)      (308,575)      (548,330)
Increase in cash held in escrow                                   (527,451)       (18,104)      (186,860)
Decrease in due to local general partners and affiliates          (592,041)       (73,970)      (174,230)
Insurance proceeds                                               1,862,083              0              0
                                                               -----------    -----------    -----------

Net cash used in investing activities                              (98,156)      (400,649)      (909,420)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                              (656,492)      (588,804)    (4,738,272)
Proceeds from mortgage notes                                             0              0      6,900,000
Increase in deferred costs                                               0              0       (175,575)
Increase in due to local general partners and affiliates           300,929         12,740              0
Decrease in capitalization of consolidated subsidiaries
  attributable to minority interest                               (203,362)      (485,573)       (88,612)
                                                               -----------    -----------    -----------

Net cash (used in) provided by financing activities               (558,925)    (1,061,637)     1,897,541
                                                               -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents               (85,991)      (758,609)     1,104,399

Cash and cash equivalents at beginning of year                   1,061,848      1,820,457        716,058
                                                               -----------    -----------    -----------

Cash and cash equivalents at end of year                       $   975,857    $ 1,061,848    $ 1,820,457
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                         $ 1,238,175    $ 1,400,974    $ 1,488,710
                                                               ===========    ===========    ===========

Supplemental disclosures of non-cash investing and financing activities:
Developer fees due to Local General Partners and affiliates
  written-off against property and equipment                   $    87,787    $         0    $         0
                                                               ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 1 - General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the "Partnership") was organized on February 11, 1992 and commenced the public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the "General Partner"). The general partner of the General Partner is Related Independence Associates Inc., a Delaware Corporation ("RIAI"). The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, Senior Vice President, Chief Executive Officer and Chief Financial Officer of RIAI. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

The Partnership's business is primarily to invest in other partnerships ("Local Partnerships," "subsidiaries" or "subsidiary partnerships") owning leveraged apartment complexes that are eligible for the low-income housing tax credit ("Tax Credit") enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.

The Partnership owns interests in fifteen subsidiary partnerships as of March 31, 2007.

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

The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $50,000, $30,000 and $29,000 for the years ended March 31, 2007, 2006 and 2005 (the 2006, 2005 and 2004 Fiscal Years),
respectively. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital. As of March 31, 2007, distributions to several minority interests have exceeded their investments.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting
Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). A loss on impairment of assets is recorded when management estimates that amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

During the year ended March 31, 2007, the Partnership recorded approximately $1,945,000 as a loss on impairment of property. Through March 31, 2007, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of property.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

                                     Year Ended March 31,
                         ------------------------------------------
                             2007            2006           2005
                         ------------   ------------   ------------
Interest                 $    108,250   $     83,615   $     45,121
Other                         172,180        175,324        521,798
                         ------------   ------------   ------------

   Total other revenue   $    280,430   $    258,939   $    566,919
                         ============   ============   ============

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                      March 31, 2007                March 31, 2006
                                               ---------------------------   ---------------------------
                                                 Carrying                      Carrying
                                                  Amount       Fair Value       Amount       Fair Value
                                               ------------   ------------   ------------   ------------
Mortgage notes payable for which it is:
Practicable to estimate fair value             $ 16,457,758   $ 18,803,151   $  8,332,363   $  8,683,633
Not practicable                                $ 41,568,643              *   $ 50,350,530              *

* Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.


NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                                  March 31,                Estimated
                                       ------------------------------    Useful Lives
                                            2007             2006           (Years)
                                       -------------    -------------    ------------
Land                                   $   6,228,836    $   6,228,836
Building and improvements                100,596,495      102,790,427            -
Furniture and fixtures                     1,371,180        1,353,434        10-40
                                       -------------    -------------
                                         108,196,511      110,372,697         5-10
Less:  Accumulated depreciation          (39,185,607)     (36,905,293)
                                       -------------    -------------

                                       $  69,010,904    $ 73,467,404
                                       =============    =============

Original acquisition costs totaling $4,369,919 of which $3,501,977 was paid to the General Partner, are included in the cost of property and equipment.

In connection with the rehabilitation of the properties, the subsidiary partnerships incurred developer's fees of $9,282,042 to the Local General Partners and their affiliates. Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2007, 2006 and 2005 amounted to $3,264,123, $3,372,718 and $3,472,081, respectively.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court Associates impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $1,342,000 (consisting of approximately $2,325,000 of fixed assets and approximately $984,000 of accumulated depreciation). Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of operating losses over the past few years. The property was written down to its appraised value of approximately $906,000.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Creative Choice Homes VI, Ltd. impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $603,000, after indications that the carrying value of the assets were reduced as a result of hurricane and fire damage (see Note 11).

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

                                                 March 31,
                                        ---------------------------
                                            2007           2006
                                        ------------   ------------
Purchase price payments*                $     23,683   $     23,683
Real estate taxes, insurance and other       811,842        661,411
Reserve for replacements                   2,612,244      2,084,793
Tenant security deposits                     437,768        420,374
                                        ------------   ------------

                                        $  3,885,537   $  3,190,261
                                        ============   ============

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.


NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

                                                 March 31,
                                        ---------------------------
                                            2007           2006          Period
                                        ------------   ------------   ------------
Financing costs                         $    443,065   $    443,065         *
Other                                         33,703         33,703      various
                                        ------------   ------------
                                             476,768        476,768
Less:  Accumulated amortization             (239,249)      (204,723)
                                        ------------   ------------

                                        $    237,519   $    272,045
                                        ============   ============

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2007, 2006 and 2005 amounted to $34,526, $33,508 and $81,052, respectively.


NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $164,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership's rents and leases, and is without further recourse.

One mortgage note with a balance of $3,256,982 and $3,558,758 at December 31, 2006 and 2005, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Derby Run Associate L.P.'s mortgage note payable of $6,900,000 is held by PW Funding, an affiliate of the General Partner.

Annual principal payment requirements for mortgage notes payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

                  December 31,               Amount
                  ------------           ------------

                  2007                   $  4,144,608
                  2008                        723,851
                  2009                        852,306
                  2010                        677,713
                  2011                        726,872
                  Thereafter               50,901,051
                                         ------------

                                         $ 58,026,401
                                         ============


Accrued interest payable as of March 31, 2007 and 2006 was approximately $18,649,000 and $16,935,000, respectively. Interest accrues on all mortgage

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

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

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2007, 2006 and 2005 were as follows:

                                                        Years Ended March 31,
                                             ------------------------------------------
                                                 2007            2006           2005
                                             ------------   ------------   ------------
Partnership management fees (a)              $    546,000   $    546,000   $    546,000
Expense reimbursement (b)                         129,874        200,008        137,585
Local administrative fees (d)                      39,500         32,000         35,000
                                             ------------   ------------   ------------
Total general and administrative - General
   Partner                                        715,374        778,008        718,585
                                             ------------   ------------   ------------
Property management fees incurred to
   affiliates of the subsidiary
   partnerships' general partners (c)             513,163        510,334        469,084
                                             ------------   ------------   ------------
Total general and administrative - related
   parties                                   $  1,228,537   $  1,288,342   $  1,187,669
                                             ============   ============   ============


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,301,000 and $3,755,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

(b) The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $126,000 and $155,000 were accrued and unpaid as of March 31, 2007 and 2006, respectively.

(c) Property and incentive management fees incurred by subsidiary partnerships amounted to $928,863, $899,646 and $855,653 for the years ended March 31, 2007, 2006 and 2005, respectively. Of these fees $513,163, $510,334 and $469,084 were earned by affiliates of the Local General Partners, which include $198,750, $203,750 and $173,750 of incentive management fees at one Local Partnership.

(d) Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2007 and 2006 consists of the following:

                                                                      March 31,
                                                             ---------------------------
                                                                 2007            2006
                                                             ------------   ------------
Operating advances                                          $    318,496   $     20,000
Development fee payable                                          299,155        383,597
Construction costs payable                                     1,916,411        649,714
Management and other operating advances                          240,853        272,394
Loans payable to local general partner and affiliates (a)        238,807        236,374
                                                            ------------   ------------

                                                            $  3,013,722   $  1,562,079
                                                            ============   ============

(a) Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                                  Years Ended December 31,
                                                                         ------------------------------------------
                                                                             2006           2005            2004
                                                                         ------------   ------------   ------------
Financial statement net loss                                             $ (6,693,999)  $ (4,915,583)  $ (4,776,545)

Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs
  recovery system utilized for income tax purposes                           (515,115)      (477,230)      (439,502)

Tax exempt interest income                                                    (23,349)       (14,976)        (3,100)

Differences resulting from parent company having a different
  fiscal year for income tax and financial reporting purposes                 (24,050)        22,335        (10,004)

Accrual interest not deductible for tax purposes until paid                   636,327        684,862        625,913

Non-deductible loss on impairment of Property                               1,945,337              0              0

Other (income) expense, including related party accruals for financial
  reporting not deductible for tax purposes until paid (received)           1,053,927        375,082       (836,454)
                                                                         ------------   ------------   ------------

Net loss as shown on the income tax return for the calendar
  year ended                                                             $ (3,620,922)  $ (4,325,510)  $ (5,439,692)
                                                                         ============   ============   ============

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


NOTE 10 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership's quarterly results of operations for the years ended March 31, 2007 and 2006.

                                                                  Quarter Ended
                                            ---------------------------------------------------------

                                              June 30,     September 30,  December 31,     March 31,
               OPERATIONS                       2006           2006           2006           2007
-----------------------------------------   ------------   ------------   ------------   ------------
Revenues                                    $  3,203,211   $  2,454,144   $  2,463,454   $  1,960,486

Operating expenses                            (3,762,454)    (3,579,708)    (3,645,903)    (5,796,850)
                                            ------------   ------------   ------------   ------------

Loss before minority interest                   (559,243)    (1,125,564)    (1,182,449)    (3,836,364)

Minority interest in loss of subsidiaries         (2,956)         3,435          2,649          6,493
                                            ------------   ------------   ------------   ------------

Net loss                                    $   (562,199)  $ (1,122,129)  $ (1,179,800)  $ (3,829,871)
                                            ============   ============   ============   ============

Net loss per weighted average BAC           $      (9.45)  $     (18.85)  $     (19.82)  $     (64.34)
                                            ============   ============   ============   ============
                                                                  Quarter Ended
                                            ---------------------------------------------------------

                                              June 30,     September 30,  December 31,     March 31,
               OPERATIONS                       2005           2005           2005           2006
-----------------------------------------   ------------   ------------   ------------   ------------
Revenues                                    $  2,511,089   $  2,502,517   $  2,515,969   $  2,494,222

Operating expenses                            (3,746,830)    (3,526,952)    (3,674,587)    (4,002,488)
                                            ------------   ------------   ------------   ------------

Loss before minority interest                 (1,235,741)    (1,024,435)    (1,158,618)    (1,508,266)

Minority interest in loss of subsidiaries          3,186          1,619          3,071          3,601
                                            ------------   ------------   ------------   ------------

Net loss                                    $ (1,232,555)  $ (1,022,816)  $ (1,155,547)  $ (1,504,665)
                                            ============   ============   ============   ============

Net loss per weighted average BAC           $     (20.71)  $     (17.18)  $     (19.41)  $     (25.28)
                                            ============   ============   ============   ============


NOTE 11 - Commitments and Contingencies

a) Subsidiary Partnerships - Going Concern and Uncertainties

Creative      Choice      Homes      VI      Ltd.       ("Creative      Choice")
-------------------------------------------------  The financial  statements for
Creative Choice have been prepared assuming that Creative Choice will continue as a going concern. Creative Choice incurred a net loss of $1,020,553 (including loss on impairment of $603,733) and negative cash flow from operations of $395,508 during the year ended December 31, 2006. During 2006, the general partner funded $115,250 to cover operating costs. Also, Creative Choice is in default of all of its mortgages. These factors create an uncertainty about Creative Choice's ability to continue as a going concern. The ability of Creative Choice to continue as a going concern is dependent on the general partner's ability and willingness to continue funding operating losses. The financial statements do not include any adjustments that might be necessary if Creative Choice is unable to continue as a going concern.

During the year ended December 31, 2005, the property incurred hurricane damage. The total cost to bring the units back into service was approximately $1,800,000. Creative Choice has contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged. During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work. In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds. Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817. As of December 31, 2006, all hurricane repairs and renovations had been completed and a balance of $821,225 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units. At the time of the fire, the units were out of service due to the damage caused by the hurricane. These nine units remain out of service at December 31, 2006. The estimate of the cost of the damage is $733,586. Creative Choice expects insurance proceeds in the amount of $596,000 of which 10% is due to the insurance adjuster. As of December 31, 2006, $100,000 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location. Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007


The above circumstances have called into question the recoverability of the carrying amounts of the building. As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 has been recognized on the building and improvements.

b)  Subsidiary Partnerships - Other

Mansion Court Associates ("Mansion Court")
------------------------------------------
Mansion Court had losses of $1,406,455 (including loss on impairment of $1,341,604), $101,936 and $91,463 for the 2006, 2005, and 2004 Fiscal Years,
respectively. Mansion Court has been experiencing declining physical conditions due to cash and staffing shortages resulting from increasing drug related violence in the neighborhood. The Local General Partner is deferring management fees, reimbursement of payroll and has funded additional shortfalls. The Partnership's investment in Mansion Court at March 31, 2007 and 2006 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Mansion Court's net loss after minority interest amounted to approximately $1,406,000, $102,000 and $91,000 for the 2006, 2005 and 2004
Fiscal Years, respectively.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court Associates impaired and wrote it down to its fair value of approximately $906,000, which resulted in a loss on impairment of approximately $1,342,000. Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.


c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance
Corporation up to $100,000. At March 31, 2007, uninsured cash and cash equivalents approximated $602,000.

d)  Cash Distributions

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

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the credit period for such Property (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,525,244, $4,827,456 and $8,384,145 of Tax Credits during each of the 2006, 2005 and 2004 tax years, respectively.

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

Item 9B. Other Information

Not applicable

                                    PART III


Item 10.  Directors and Executive Officers and Corporate Governance

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

The ultimate parent of the General Partner is Centerline Holding Company ("Centerline") (which had been known as CharterMac until April 2007). The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Centerline, which controls the General Partner, has adopted a code of ethics (see http://www.centerline.com).

On March 15, 2007, Centerline announced the retirement of Alan P. Hirmes as Chief Financial Officer of Centerline. Upon his retirement, he also resigned from his position as Director, Senior Vice President, Chief Executive Officer and Chief Financial Officer of the general partner of the Related General Partner. Centerline has named Robert L. Levy as Chief Financial Officer and Andrew J. Weil as Chief Executive Officer to replace Mr. Hirmes.

Certain information concerning the directors and executive officers of RIAI, is set forth below. The General Partner is also the general partner of Independence Tax Credit Plus L.P.

       Name                                               Position
-----------------                          -------------------------------------

Robert L. Levy                             Chief Financial Offer

Andrew J. Weil                             President and Chief Executive Officer

Marc D. Schnitzer                          Senior Vice President

Glenn F. Hopps                             Treasurer


ROBERT L. LEVY, 41, is the Chief Financial Officer of Centerline. Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company, a publicly traded real estate investment trust managed by an affiliate of Centerline. Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments. Mr. Levy joined Centerline's predecessor in November of 2001 as the Director of Capital Markets. From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 36, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group. Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds. Prior to joining Centerline's predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management. Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance form the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 46, is Senior Vice President of RIAI. He is responsible both for financial restructurings of real estate properties and directing Centerline's acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983. In March 2006, Mr. Schnitzer was appointed Chief Executive Officer and President of Centerline. Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

GLENN F. HOPPS, 44, was employed prior to joining Centerline in December, 1990 by Marks Shron & Company and Weissbarth, Altman and Michaelson, certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

                             Name and Address of   Amount and Nature of   Percentage
      Title of Class         Beneficial Ownership  Beneficial Ownership   of Class
---------------------------  --------------------  --------------------   ----------
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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any director or executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 25, 2007, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

                                                              Amount and Nature
                                                                of Beneficial       Percent of
Name of Beneficial Owner (1)                                      Ownership            Class
-----------------------------------------------------------  -------------------  --------------
Lehigh Tax Credit Partners, Inc.                             4,453.20 (2)(3)            7.6%


J. Michael Fried                                             4,453.20 (2)(3)(4)         7.6%


Alan P. Hirmes                                               4,453.20 (2)(3)(4)         7.6%


Stuart J. Boesky                                             4,453.20 (2)(3)(4)         7.6%


Marc D. Schnitzer                                            4,453.20 (2)(3)(4)         7.6%


Denise L. Kiley                                              4,453.20 (2)(3)(4)         7.6%

Robert L. Levy                                                        -                  -

Andrew J. Weil                                                        -                  -

Glenn F. Hopps                                                        -                  -

All directors and executive officers of the general partner
of the Related General Partner as a group (four persons)     4,453.20 (2)(3)(4)         7.6%

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

(3) All of such BACs represent BACs owned directly by Lehigh I and Lehigh II, for which the Managing Member serves as managing member. As of May 25, 2007, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(4) Only Mr. Schnitzer serves as an executive officer of the Managing Member and owns an equity interest therein; J. Michael Fried, Denise L. Kiley, Stuart J. Boesky and Alan P. Hirmes own only an economic interest.

Item 13.  Certain Relationships and Related Transactions; Director Independence

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership's annual financial statements for the years ended March 31, 2007 and 2006 and for the reviews of the financial statements included in the Partnership's quarterly reports on Form 10-Q for those years were $54,900 and $72,900, respectively.

Audit - Related Fees
--------------------
None

Tax Fees
--------
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership's annual tax returns were $11,500 for both the years ended December 31, 2006 and 2005.

All Other Fees
--------------
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV


Item 15. Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Consolidated Financial Statements
         ---------------------------------

         Report of Independent Registered Public Accounting Firm          12

         Consolidated Balance Sheets at March 31, 2007 and 2006           35

         Consolidated Statements of Operations for the Years Ended
           March 31, 2007, 2006 and 2005                                  36

         Consolidated Statements of Changes in Partners' Capital
           (Deficit) for the Years Ended March 31, 2007, 2006
           and 2005                                                       37

         Consolidated  Statements of Cash Flows for the Years
           Ended March 31, 2007, 2006 and 2005                            38

         Notes to Consolidated Financial Statements                       39

(a) 2.   Consolidated Financial Statement Schedules
         ------------------------------------------

         Report of Independent Registered Public Accounting Firm          58

         Schedule I - Condensed Financial Information of Registrant       59

         Schedule III - Real Estate and Accumulated Depreciation          62

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

(10A)    Form of Subscription  Agreement attached to the Prospectus as Exhibit B**

(10B)    Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)    Form of Purchase and Sales Agreement pertaining to the
           Partnership's acquisition of Local Partnership Interests*

(10D)    Form of Amended and Restated Agreement of Limited Partnership
           of Local Partnerships*

(21)     Subsidiaries of the Registrant                                   52

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       55

(31.2)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)       56

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
           and Section 1350 of Title 18 of the United States Code
           (18 U.S.C. 1350)                                               57

         *Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No.
           33-37704)

         **Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

                                                                    Jurisdiction
                                                                         of
         Subsidiaries of the Registrant (Exhibit 21)                Organization
         -------------------------------------------                ------------

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



                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                  (Registrant)



                       By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                            General Partner



                            By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                 General Partner



Date: June 27, 2007                   By:  /s/ Robert L. Levy
      -------------                        ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date: June 27, 2007                   By:  /s/ Andrew J. Weil
      -------------                        ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                          Title                          Date
------------------   ----------------------------------------   ----------------


/s/ Robert L. Levy
------------------   Chief Financial Officer of Related          June 27, 2007
Robert L. Levy       Independence Associates Inc.               ----------------



/s/ Andrew J. Weil
------------------   President and Chief Executive Officer of    June 27, 2007
Andrew J. Weil       Related Independence Associates Inc.       ----------------



/s/ Glenn F. Hopps
------------------   Treasurer of Related Independence           June 27, 2007
Glenn F. Hopps       Associates Inc.                            ----------------

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2007 of Independence Tax Credit Plus L.P. II;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 27, 2007
               -------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 31, 2007 of Independence Tax Credit Plus L.P. II;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: June 27, 2007
               -------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Independence Tax Credit Plus L.P. II on Form 10-K for the period ended March 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     June 27, 2007                                       June 27, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 27, 2007 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2006, 2005, and 2004 Fiscal Years and
Schedule III at March 31, 2007. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated  financial  statements  include the financial statements of one subsidiary partnership with a significant uncertainty. The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern. This subsidiary partnership's net losses aggregated $(1,020,553) (2006 Fiscal year), $(344,960) (2005 Fiscal Year), and $(46,215) (2004 Fiscal Year), and their assets aggregated $5,209,297 and $4,892,677 at March 31, 2007 and 2006, respectively. Management's plan in regard to this matter is also described in Note 11(a). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2007

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                                           March 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------
Cash and cash equivalents                       $   538,573         $   556,171
Cash held in escrow                                  23,683              23,683
Investment in subsidiary partnerships            11,548,036          13,701,380
Other assets                                         35,927              35,594
                                                -----------         -----------

Total assets                                    $12,146,219         $14,316,828
                                                ===========         ===========


                       LIABILITIES AND PARTNERS' CAPITAL


Due to general partner and affiliates           $ 4,421,629         $ 3,820,653

Other liabilities                                    15,745              16,883
                                                -----------         -----------

Total liabilities                                 4,437,374           3,837,536

Partners' capital                                 7,708,845          10,479,292
                                                -----------         -----------

Total liabilities and partners' capital         $12,146,219         $14,316,828
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Years Ended March 31,
                                                -----------------------------------------
                                                    2007           2006           2005
                                                -----------    -----------    -----------
Revenues

Other income                                    $    24,546    $    15,581    $     7,990
                                                -----------    -----------    -----------

Expenses

Administrative and management                       126,862        106,883        103,129
Administrative and management-related parties       675,874        746,008        683,585
                                                -----------    -----------    -----------

Total expenses                                      802,736        852,891        786,714
                                                -----------    -----------    -----------

Loss from operations                               (778,190)      (837,310)      (778,724)

Equity in loss of subsidiary partnerships        (1,992,257)    (1,542,535)    (1,442,729)
                                                -----------    -----------    -----------

Net loss                                        $(2,770,447)   $(2,379,845)   $(2,221,453)
                                                ===========    ===========    ===========

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              (NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Years Ended March 31,
                                                        -----------------------------------------
                                                            2007           2006           2005
                                                        -----------    -----------    -----------
Cash flows from operating activities:

Net loss                                                $(2,770,447)   $(2,379,845)   $(2,221,453)
                                                        -----------    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships                 1,992,257      1,542,535      1,442,729

(Increase) decrease in assets:

Other assets                                                   (333)          (261)        (1,629)

Increase (decrease) in liabilities:

Due to general partners and affiliates                      600,976        127,701       (290,243)
Other liabilities                                            (1,138)         5,976         (1,613)
                                                        -----------    -----------    -----------

Total adjustments                                         2,591,762      1,675,951      1,149,244
                                                        -----------    -----------    -----------

Net cash used in operating activities                      (178,685)      (703,894)    (1,072,209)
                                                        -----------    -----------    -----------

Net cash from financing activities:

Distributions from subsidiary partnerships                  161,087        215,198      1,722,582
                                                        -----------    -----------    -----------

Net cash provided by financing activities                   161,087        215,198      1,722,582
                                                        -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents        (17,598)      (488,696)       650,373

Cash and cash equivalents, beginning of year                556,171      1,044,867        394,494
                                                        -----------    -----------    -----------

Cash and cash equivalents, end of year                  $   538,573    $   556,171    $ 1,044,867
                                                        ===========    ===========    ===========

                                   INDEPENDENCE TAX CREDIT PLUS L.P. II
                                             AND SUBSIDIARIES
                                               SCHEDULE III
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                Partnership Property Pledged as Collateral
                                              MARCH 31, 2007


                                                             Initial Cost to Partnership
                                                             ----------------------------
                                                                                                Cost
                                                                                             Capitalized
                                                                                            Subsequent to
                                                                            Buildings and    Acquisition
               Description                    Encumbrances       Land       Improvements    Improvements
-------------------------------------------   ------------   ------------   -------------   -------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                 $  8,370,094   $    580,000    $  6,070,477   $  11,662,689
Lincoln Renaissance
  Reading, PA                                    2,553,000              0       5,240,173         241,095
Mansion Court Associates
  Philadelphia, PA                               1,505,862         19,072       3,224,984      (2,179,708)
Derby Run Associates L.P.
  Hampton, VA                                    6,712,834        407,410       3,069,628       4,998,402
Renaissance Plaza Assoc
  Baltimore, MD                                  6,636,486        684,255       9,840,170       4,445,748
Tasker Village
  Philadelphia, PA                               1,784,881         18,235               0       3,943,809
Martha Bryant Manor, L.P.
  Los Angeles, CA                                7,560,314        966,577               0      10,797,843
Colden Oaks Limited Partnership
  Los Angeles, CA                                5,367,012        922,790               0       2,094,111
Brynview Terrace Limited Partnership
  Los Angeles, CA                                  989,930        175,943               0       1,450,181
NLEDC, L.P.
  Los Angeles, CA                                4,222,481        624,000               0       5,884,672
Creative Choice Homes VI Ltd.
  Miami, FL                                      3,474,530        650,072          13,134       5,628,792
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                6,222,664              0               0      10,034,207
Clear Horizons Limited Partnership
  Shreveport, LA                                   475,000         15,304       2,058,729         226,889
Neptune Venture L.P.
  Neptune Township, NJ                                   0        460,631      10,151,873         203,282
Affordable Green Associates L.P.
  New York, NY                                   2,151,313         20,500       3,506,961          43,581
                                              ------------   ------------   -------------   -------------

                                              $ 58,026,401   $  5,544,789   $  43,176,129   $  59,475,593
                                              ============   ============   =============   =============



                                              Gross Amount at which Carried at Close of Period
                                              ------------------------------------------------



                                                                Buildings and                    Accumulated
               Description                        Land          Improvements         Total       Depreciation
-------------------------------------------   ------------    ---------------    -------------   ------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                 $    585,374    $    17,727,792    $  18,313,166   $ 10,342,532
Lincoln Renaissance
  Reading, PA                                        5,373          5,475,895        5,481,268      1,831,685
Mansion Court Associates
  Philadelphia, PA                                  25,095          1,039,253        1,064,348        116,688
Derby Run Associates L.P.
  Hampton, VA                                      409,771          8,065,669        8,475,440      2,498,975
Renaissance Plaza Assoc
  Baltimore, MD                                    686,616         14,283,557       14,970,173      4,300,364
Tasker Village
  Philadelphia, PA                                  20,596          3,941,448        3,962,044      1,241,501
Martha Bryant Manor, L.P.
  Los Angeles, CA                                  968,938         10,795,482       11,764,420      4,126,898
Colden Oaks Limited Partnership
  Los Angeles, CA                                  925,151          2,091,750        3,016,901      1,190,232
Brynview Terrace Limited Partnership
  Los Angeles, CA                                  178,304          1,447,820        1,626,124        557,400
NLEDC, L.P.
  Los Angeles, CA                                  626,361          5,882,311        6,508,672      2,305,208
Creative Choice Homes VI Ltd.
  Miami, FL                                        652,433          5,639,565        6,291,998      2,173,415
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                  642,360          9,391,847       10,034,207      3,018,422
Clear Horizons Limited Partnership
  Shreveport, LA                                    17,665          2,283,257        2,300,922      1,111,404
Neptune Venture L.P.
  Neptune Township, NJ                             462,465         10,353,321       10,815,786      2,870,350
Affordable Green Associates L.P.
  New York, NY                                      22,334          3,548,708        3,571,042      1,500,533
                                              ------------    ---------------    -------------   ------------

                                              $  6,228,836    $   101,967,675    $ 108,196,511   $ 39,185,607
                                              ============    ===============    =============   ============


                                                                               Life on which
                                                                              Depreciation in
                                                Year of                        Latest Income
                                              Construction/       Date        Statements is
               Description                     Renovation       Acquired      Computed(a)(b)
-------------------------------------------   -------------   -------------   ---------------
Apartment Complexes

United Germano Millgate Limited Partnership
  Chicago, IL                                       1993-94       Oct. 1993             10-25
Lincoln Renaissance
  Reading, PA                                       1993-94       Apr. 1993             20-40
Mansion Court Associates
  Philadelphia, PA                                  1993-94       Nov. 1993             20-40
Derby Run Associates L.P.
  Hampton, VA                                       1994-95       Feb. 1994                40
Renaissance Plaza Assoc
  Baltimore, MD                                     1994-95       Feb. 1994              27.5
Tasker Village
  Philadelphia, PA                                  1994-95        May 1994                40
Martha Bryant Manor, L.P.
  Los Angeles, CA                                   1994-95      Sept. 1994              27.5
Colden Oaks Limited Partnership
  Los Angeles, CA                                   1994-95      Sept. 1994                31
Brynview Terrace Limited Partnership
  Los Angeles, CA                                   1994-95      Sept. 1994              27.5
NLEDC, L.P.
  Los Angeles, CA                                   1994-95      Sept. 1994              27.5
Creative Choice Homes VI Ltd.
  Miami, FL                                         1994-95      Sept. 1994                40
P&P Homes for the Elderly, L.P.
  Los Angeles, CA                                   1994-95      Sept. 1994                30
Clear Horizons Limited Partnership
  Shreveport, LA                                    1994-95       Dec. 1994              27.5
Neptune Venture L.P.
  Neptune Township, NJ                              1995-96       Apr. 1995                40
Affordable Green Associates L.P.
  New York, NY                                      1995-96        May 1995                27


(a) Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b) Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.

                                   INDEPENDENCE TAX CREDIT PLUS L.P. II
                                             AND SUBSIDIARIES
                                               SCHEDULE III
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                Partnership Property Pledged as Collateral
                                              MARCH 31, 2007
                                               (continued)

                                           Cost of Property and Equipment                   Accumulated Depreciation
                                    ------------------------------------------   -----------------------------------------
                                                                     Years Ended March 31,
                                    ---------------------------------------------------------------------------------------
                                        2007           2006            2005          2007           2006           2005
                                    ------------   ------------   ------------   ------------   ------------   ------------
Balance at beginning of period      $110,372,697   $110,064,122   $109,601,196   $ 36,905,293   $ 33,532,575   $ 30,145,898
Additions during period:
Improvements                             840,747        308,575        548,330
Depreciation expense                                                                3,264,123      3,372,718      3,472,081

Deductions during period:
Dispositions and impairments          (3,016,933)             0        (85,404)      (983,809)             0        (85,404)
                                    ------------   ------------   ------------   ------------   ------------   ------------

Balance at close of period          $108,196,511   $110,372,697   $110,064,122   $ 39,185,607   $ 36,905,293   $ 33,532,575
                                    ============   ============   ============   ============   ============   ============

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