Form 10-Q
period 2007-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2007-08-08
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                June 30,        March 31,
                                                                  2007            2007
                                                              ------------    ------------
                                                              (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated
  depreciation of $40,003,492 and $39,185,607, respectively   $ 68,329,737    $ 69,010,904
Cash and cash equivalents                                          903,856         975,857
Cash held in escrow                                              4,194,671       3,885,537
Deferred costs, net of accumulated amortization of $248,080
  and $239,249, respectively                                       244,776         237,519
Other assets                                                       595,980         461,643
                                                              ------------    ------------

Total assets                                                  $ 74,269,020    $ 74,571,460
                                                              ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                      $ 57,868,062    $ 58,026,401
  Accounts payable                                               1,494,754         867,153
  Security deposit payable                                         427,370         424,592
  Accrued interest                                              18,940,852      18,649,353
  Due to local general partners and affiliates                   2,994,304       3,013,722
  Due to general partner and affiliates                          4,852,046       4,762,629
                                                              ------------    ------------

Total liabilities                                               86,577,388      85,743,850
                                                              ------------    ------------

Minority interest                                               (1,264,187)     (1,261,438)
                                                              ------------    ------------

Commitments and contingencies (Note 3)

Partners' deficit:
  Limited partners (58,928 BACs issued and outstanding)        (10,409,790)     (9,287,893)
  General partner                                                 (634,391)       (623,059)
                                                              ------------    ------------

Total partners' deficit                                        (11,044,181)     (9,910,952)
                                                              ------------    ------------

Total liabilities and partners' deficit                       $ 74,269,020    $ 74,571,460
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                --------------------------
                                                                    2007           2006
                                                                -----------    -----------
Revenues
Rental income                                                   $ 2,646,249    $ 2,428,589
Other income                                                         85,155        774,622
                                                                -----------    -----------

Total revenues                                                    2,731,404      3,203,211
                                                                -----------    -----------

Expenses
General and administrative                                          680,589        622,139
General and administrative-related parties (Note 2)                 279,323        264,790
Repairs and maintenance                                             633,951        578,750
Operating                                                           392,873        389,828
Taxes                                                               183,045        190,448
Insurance                                                           184,330        193,657
Financial                                                           686,556        697,949
Depreciation and amortization                                       826,716        824,893
                                                                -----------    -----------

Total expenses                                                    3,867,383      3,762,454
                                                                -----------    -----------

Loss before minority interest                                    (1,135,979)      (559,243)
Minority interest in loss (income) of subsidiary partnerships         2,750         (2,956)
                                                                -----------    -----------

Net loss                                                        $(1,133,229)   $  (562,199)
                                                                ===========    ===========

Net loss-limited partners                                       $(1,121,897)   $  (556,577)
                                                                ===========    ===========

Number of BACs outstanding                                           58,928         58,928
                                                                ===========    ===========

Net loss per BAC                                                $    (19.04)   $     (9.45)
                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                                Partners' Deficit
                                   (Unaudited)

                                                     Limited          General
                                        Total        Partners         Partner
                                    ------------   ------------    ------------
Partners' deficit - April 1, 2007   $ (9,910,952)  $ (9,287,893)   $   (623,059)

Net loss                              (1,133,229)    (1,121,897)        (11,332)
                                    ------------   ------------    ------------

Partners' deficit - June 30, 2007   $(11,044,181)  $(10,409,790)   $   (634,391)
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

                                                                          Three Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2007           2006
                                                                      -----------    -----------
Cash flows from operating activities:
Net loss                                                              $(1,133,229)   $  (562,199)
                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                             826,716        824,893
Minority interest in (loss) income of subsidiaries                         (2,750)         2,956
Increase (decrease) in accounts payable                                   627,601        (21,625)
Increase (decrease) in security deposit payable                             2,778         (6,633)
Increase in accrued interest                                              291,499        448,339
Decrease in cash held in escrow                                           149,135         64,992
(Increase) decrease in other assets                                      (134,337)        25,673
Increase in due to local general partners and affiliates                        0         14,764
Decrease in due to local general partners and affiliates                  (16,073)       (65,193)
Increase in due to general partner and affiliates                          89,417        213,706
                                                                      -----------    -----------
Total adjustments                                                       1,833,986      1,501,872
                                                                      -----------    -----------

Net cash provided by operating activities                                 700,758        939,673
                                                                      -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                   (136,718)             0
Increase in cash held in escrow                                          (458,269)      (764,669)
(Decrease) increase in due to local general partners and affiliates        (3,345)         5,421
                                                                      -----------    -----------

Net cash used in investing activities                                    (598,332)      (759,248)
                                                                      -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                     (158,339)      (212,069)
Increase in deferred costs                                                (16,088)             0
                                                                      -----------    -----------

Net cash used in financing activities                                    (174,427)      (212,069)
                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                 (72,001)       (31,644)

Cash and cash equivalents at beginning of period                          975,857      1,061,848
                                                                      -----------    -----------
Cash and cash equivalents at end of period                            $   903,856    $ 1,030,204
                                                                      ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $6,000 and $6,000 for the three months ended June 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2007, the results of operations and its cash flows for the three months ended June 30, 2007 and 2006, respectively. However, the operating results for the three months ended June 30, 2007 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2007 and 2006 were as follows:

                                                            Three Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            2007         2006
                                                         ----------   ----------
Partnership management fees (a)                          $  136,500   $  136,500
Expense reimbursement (b)                                    52,258       41,300
Local administrative fee (c)                                  9,875        8,000
                                                         ----------   ----------
Total general and administrative-General Partner            198,633      185,800
                                                         ----------   ----------
Property management fees incurred to affiliates
  of the subsidiary partnerships' general partners (d)       80,690       78,990
                                                         ----------   ----------
Total general and administrative-related parties         $  279,323   $  264,790
                                                         ==========   ==========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's agreement of limited partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


to the General Partner amounting to approximately $4,437,000 and $4,301,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

(d) Property management fees incurred by the Local Partnerships amounted to $177,927 and $175,566 for the three months ended June 30, 2007 and 2006, respectively. Of these fees, $80,690 and $78,990, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes VI Ltd. ("Creative Choice")
-------------------------------------------------
Creative Choice incurred a net loss of $26,016 for the three months ended March 31, 2007. During 2006, the local general partner funded $115,250 to cover operating costs. Also, Creative Choice is in default of all of its mortgages. These factors create an uncertainty about Creative Choice's ability to continue as a going concern. The ability of Creative Choice to continue as a going concern is dependent on the local general partner's ability and willingness to continue funding operating losses. The Partnership's investment in Creative Choice at June 30, 2007 and March 31, 2007 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Creative Choice's net loss after minority interest amounted to approximately $26,000 and $644,000 for the three months ended June 30, 2007 and 2006, respectively.

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

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units. At the time of the fire, the units were out of service due to the damage caused by the hurricane. These nine units remain out of service at March 31, 2007. The estimate of the cost of the damage is $733,586. Creative Choice expects insurance proceeds in the amount of $596,000 of which 10% is due to the insurance adjuster. As of March 31, 2007, $100,000 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location. Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889.

The above circumstances called into question the recoverability of the carrying amounts of the building. As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

b)  Subsidiary Partnerships - Other

Mansion Court Associates ("Mansion Court")
------------------------------------------
Mansion Court had a net loss of $22,941 for the three months ended March 31, 2007. Mansion Court has been experiencing declining physical conditions due to cash and staffing shortages resulting from increasing drug related violence in the neighborhood. The Local General Partner is deferring management fees, reimbursement of payroll and has funded additional shortfalls. The Partnership's investment in Mansion Court at June 30, 2007 and March 31, 2007 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Mansion Court's net loss after minority interest amounted to approximately $23,000 and $20,000 for the three months ended June 30, 2007 and 2006, respectively.

During the year ended December 31, 2006, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court Associates impaired and wrote it down to its fair value of approximately $906,000, which resulted in a loss on impairment of approximately $1,342,000. Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


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

e)  Other

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of June 30, 2007, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of June 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the three months ended June 30, 2007, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($72,000). This decrease was due to principal payments of mortgage notes ($158,000), an increase in cash held in escrow relating to investing activities ($458,000), improvements to property and equipment ($137,000), an increase in deferred costs ($16,000) and a decrease in due to local general partners and affiliates relating to investing activities ($3,000), which exceeded cash provided by operating activities ($701,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($827,000).

At June 30, 2007, there was approximately $247,000 in the working capital reserves at the Partnership level. For the three months ended June 30, 2007, the Partnership received approximately $77,000 in distributions, including $48,000 received from refinancing proceeds at one Local Partnership. Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,074,788 and $1,974,822, respectively.

Accounts payable as of June 30, 2007 and March 31, 2007 were $1,494,754 and $867,153, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of June 30, 2007 and March 31, 2007 was $18,940,852 and $18,649,353, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $4,432,000 and $4,301,000 were accrued and unpaid as of June 30, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued to advance and allow the accrual without payment of these amounts but is under no obligation to continue to do so.

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

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

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

Critical Accounting Policies
----------------------------

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007.

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

Through June 30, 2007, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three months ended June 30, 2007 and 2006, consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 9% for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to increased occupancy at two Local Partnerships and rent increases at two additional Local Partnerships.

Other income decreased approximately $689,000 for the three months ended June 30, 2007 as compared to the corresponding period in 2006, primarily due to insurance proceeds received for hurricane damages at one Local Partnership in the prior year.

Total expenses remained fairly consistent with an increase of approximately 3% for the three months ended June 30, 2007 as compared to the corresponding period in 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of June 30, 2007.

The Partnership does not have any other market risk sensitive instruments.

Item 4.  Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and the Chief Financial Officer of Related Independence Associates L.P., the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings - None

Item 1A.   Risk Factors - No Changes

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None

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

           (31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                               By: RELATED INDEPENDENCE ASSOCIATES L.P.,
                                   General Partner



                                   By: RELATED INDEPENDENCE ASSOCIATES INC.,
                                       General Partner



Date: August 8, 2007                   By: /s/ Robert L. Levy
      --------------                       ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date: August 8, 2007                   By: /s/ Andrew J. Weil
      --------------                       ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Independence Tax Credit Plus L.P. II;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 8, 2007
               --------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007 of Independence Tax Credit Plus L.P. II;

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

         c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



         Date: August 8, 2007
               --------------
                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     August 8, 2007                                      August 8, 2007