Form 10-Q
period 2007-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2007-11-13
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-13782

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
             (Exact name of registrant as specified in its charter)



                     Delaware                                    13-3646846
------------------------------------------------            --------------------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)

     625 Madison Avenue, New York, New York                        10022
------------------------------------------------            --------------------
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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                          September 30,     March 31,
                                                              2007            2007
                                                          ------------    ------------
                                                          (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated
  depreciation of $40,819,860 and $39,185,607,
  respectively                                            $ 67,647,441    $ 69,010,904
Cash and cash equivalents                                      961,673         975,857
Cash held in escrow                                          3,857,302       3,885,537
Deferred costs, net of accumulated amortization of
  $256,372 and $239,249, respectively                          220,396         237,519
Other assets                                                   958,089         461,643
                                                          ------------    ------------

Total assets                                              $ 73,644,901    $ 74,571,460
                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                  $ 57,372,297    $ 58,026,401
  Accounts payable                                           1,166,106         867,153
  Security deposit payable                                     425,663         424,592
  Accrued interest                                          19,830,510      18,649,353
  Due to local general partners and affiliates               3,210,939       3,013,722
  Due to general partner and affiliates                      5,048,697       4,762,629
                                                          ------------    ------------

Total liabilities                                           87,054,212      85,743,850
                                                          ------------    ------------

Minority interest                                           (1,266,205)     (1,261,438)
                                                          ------------    ------------

Commitments and contingencies (Note 3)

Partners' deficit:
  Limited partners (58,928 BACs issued and outstanding)    (11,497,725)     (9,287,893)
  General partner                                             (645,381)       (623,059)
                                                          ------------    ------------

Total partners' deficit                                    (12,143,106)     (9,910,952)
                                                          ------------    ------------

Total liabilities and partners' deficit                   $ 73,644,901    $ 74,571,460
                                                          ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                             September 30,                 September 30,
                                                      --------------------------    --------------------------
                                                          2007           2006            2007           2006
                                                      -----------    -----------    -----------    -----------
Revenues
Rental income                                         $ 2,594,936    $ 2,368,814    $ 5,241,185    $ 4,797,403
Other income                                               81,953         85,330        167,108        859,952
                                                      -----------    -----------    -----------    -----------

Total revenues                                          2,676,889      2,454,144      5,408,293      5,657,355
                                                      -----------    -----------    -----------    -----------

Expenses
General and administrative                                572,222        562,978      1,252,811      1,185,117
General and administrative-related parties (Note 2)       263,104        252,228        542,427        517,018
Repairs and maintenance                                   711,649        540,513      1,345,600      1,119,263
Operating                                                 363,008        304,328        755,881        694,156
Taxes                                                     184,463        175,506        367,508        365,954
Insurance                                                 179,324        182,986        363,654        376,643
Financial                                                 679,402        677,170      1,365,958      1,375,119
Depreciation and amortization                             824,660        883,999      1,651,376      1,708,892
                                                      -----------    -----------    -----------    -----------

Total expenses                                          3,777,832      3,579,708      7,645,215      7,342,162
                                                      -----------    -----------    -----------    -----------

Loss before minority interest                          (1,100,943)    (1,125,564)    (2,236,922)    (1,684,807)
Minority interest in loss of subsidiary
  partnerships                                              2,018          3,435          4,768            479
                                                      -----------    -----------    -----------    -----------

Net loss                                              $(1,098,925)   $(1,122,129)   $(2,232,154)   $(1,684,328)
                                                      ===========    ===========    ===========    ===========

Net loss-limited partners                             $(1,087,936)   $(1,110,908)   $(2,209,832)   $(1,667,485)
                                                      ===========    ===========    ===========    ===========

Number of BACs outstanding                                 58,928         58,928         58,928         58,928
                                                      ===========    ===========    ===========    ===========

Net loss per BAC                                      $    (18.46)   $    (18.85)   $    (37.50)   $    (28.30)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                                Partners' Deficit
                                   (Unaudited)

                                                            Limited          General
                                             Total          Partners         Partner
                                         -------------   -------------    -------------
Partners' deficit - April 1, 2007        $  (9,910,952)  $  (9,287,893)   $    (623,059)

Net loss                                    (2,232,154)     (2,209,832)         (22,322)
                                         -------------   -------------    -------------

Partners' deficit - September 30, 2007   $ (12,143,10)   $ (11,497,725)   $    (645,381)
                                         =============   =============    =============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                (Decrease) Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                      2007           2006
                                                                                  -----------    -----------
Cash flows from operating activities:
Net loss                                                                          $(2,232,154)   $(1,684,328)
                                                                                  -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                                       1,651,376      1,708,892
Minority interest in loss of subsidiaries                                              (4,768)          (479)
Increase (decrease) in accounts payable                                               298,953       (179,373)
Increase in security deposit payable                                                    1,071          7,169
Increase in accrued interest                                                        1,181,157        812,144
Decrease (increase) in cash held in escrow                                            188,406        (41,258)
(Increase) decrease in other assets                                                  (496,446)       125,747
Increase in due to local general partners and affiliates                                  445         14,908
Decrease in due to local general partners and affiliates                              (23,961)       (27,704)
Increase in due to general partner and affiliates                                     286,068        250,557
                                                                                  -----------    -----------
Total adjustments                                                                   3,082,301      2,670,603
                                                                                  -----------    -----------

Net cash provided by operating activities                                             850,147        986,275
                                                                                  -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                                               (270,790)             0
Increase in cash held in escrow                                                      (160,171)      (706,771)
Increase in due to local general partners and affiliates                              220,733          5,421
                                                                                  -----------    -----------

Net cash used in investing activities                                                (210,228)      (701,350)
                                                                                  -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                                                 (654,103)      (309,835)
Increase in deferred costs                                                                  0        (15,000)
                                                                                  -----------    -----------

Net cash used in financing activities                                                (654,103)      (324,835)
                                                                                  -----------    -----------


Net decrease in cash and cash equivalents                                             (14,184)       (39,910)

Cash and cash equivalents at beginning of period                                      975,857      1,061,848
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $   961,673    $ 1,021,938
                                                                                  ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $8,000 and $6,000 and $14,000 and $12,000 for the three and six months ended September 30, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2007, the results of operations for the three and six months ended September 30, 2007 and 2006, and its cash flows for the six months ended September 30, 2007 and 2006, respectively. However, the operating results for the six months ended September 30, 2007 may not be indicative of the results for the year.


Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2007 and 2006 were as follows:

                                                   Three Months Ended     Six Months Ended
                                                      September 30,         September 30,
                                                   -------------------   -------------------
                                                     2007       2006       2007       2006
                                                   --------   --------   --------   --------
Partnership management fees (a)                    $136,500   $136,500   $273,000   $273,000
Expense reimbursement (b)                            36,624     28,963     88,882     70,263
Local administrative fee (c)                          9,875      8,000     19,750     16,000
                                                   --------   --------   --------   --------
Total general and administrative-General Partner    182,999    173,463    381,632    359,263
                                                   --------   --------   --------   --------
Property management fees incurred to affiliates
  of the subsidiary partnerships' general
  partners (d)                                       80,105     78,765    160,795    157,755
                                                   --------   --------   --------   --------
Total general and administrative-related parties   $263,104   $252,228   $542,427   $517,018
                                                   ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's agreement of limited partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,574,000 and $4,301,000 were

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d) Property management fees incurred by the Local Partnerships amounted to $190,321 and $164,154 and $368,248 and $339,720 for the three and six months ended September 30, 2007 and 2006, respectively. Of these fees, $80,105 and $78,765 and $160,795 and $157,755, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes VI Ltd. ("Creative Choice")
-------------------------------------------------
Creative Choice incurred a net loss of $45,108 for the six months ended June 30, 2007. During 2006, the local general partner funded $115,250 to cover operating costs. Also, Creative Choice is in default of all of its mortgages. These factors create an uncertainty about Creative Choice's ability to continue as a going concern. The ability of Creative Choice to continue as a going concern is dependent on the local general partner's ability and willingness to continue funding operating losses. The Partnership's investment in Creative Choice at September 30, 2007 and March 31, 2007 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Creative Choice's net loss (income) after minority interest amounted to approximately $45,000 and $(521,000) for the six months ended September 30, 2007 and 2006, respectively.

During the year ended December 31, 2005, the property incurred hurricane damage. The total cost to bring the units back into service was approximately $1,800,000. Creative Choice has contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged. During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work. In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds. Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817. As of September 30, 2007, all hurricane repairs and renovations had been completed and a balance of approximately $684,000 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units. At the time of the fire, the units were out of service due to the damage caused by the hurricane. These nine units remain out of service at September 30, 2007. The estimate of the cost of the damage is $733,586. Creative Choice expects insurance proceeds in the amount of $596,000 of which 10% is due to the insurance adjuster. As of September 30, 2007, $140,000 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location. Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889. As of September 30, 2007, approximately $394,000 remains payable to Naimisha Construction.

The above circumstances called into question the recoverability of the carrying amounts of the building. As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

b)  Subsidiary Partnerships - Other

Mansion Court Associates ("Mansion Court")
------------------------------------------
Mansion Court had a net loss of $42,980 for the six months ended June 30, 2007. Mansion Court has been experiencing declining physical conditions due to cash and staffing shortages resulting from increasing drug related violence in the neighborhood. The Local General Partner is deferring management fees, reimbursement of payroll and has funded additional shortfalls. The Partnership's investment in Mansion Court at September 30, 2007 and March 31, 2007 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Mansion Court's net loss after minority interest amounted to approximately $43,000 and $49,000 for the six months ended September 30, 2007 and 2006, respectively.

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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2007
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of September 30, 2007, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of September 30, 2007.

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the six months ended September 30, 2007, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($14,000). This decrease was due to principal payments of mortgage notes ($654,000), an increase in cash held in escrow relating to investing activities ($160,000) and improvements to property and equipment ($271,000), which exceeded cash provided by operating activities ($850,000) and an increase in due to local general partners and affiliates relating to investing activities ($221,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,651,000).

At September 30, 2007, there was approximately $249,000 in the working capital reserves at the Partnership level. For the six months ended September 30, 2007, the Partnership received approximately $109,000 in distributions, including $48,000 received from refinancing proceeds at one Local Partnership. Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,010,666 and $1,766,311 and $4,085,454 and $3,741,133, respectively.

Accounts payable as of September 30, 2007 and March 31, 2007 were $1,166,106 and $867,153, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of September 30, 2007 and March 31, 2007 was $19,830,510 and $18,649,353, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $4,574,000 and $4,301,000 were accrued and unpaid as of September 30, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

Through   September  30,  2007,  the  Partnership  has  recorded   approximately
$5,871,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and six months ended September 30, 2007 and 2006, consisted primarily of the results of the Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 9% for both the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to increased occupancy at three Local Partnerships including units damaged by hurricane at one Local Partnership, and a HUD approved rent increase at one additional Local Partnership.

Other income decreased approximately $693,000 for the six months ended September 30, 2007 as compared to the corresponding period in 2006, primarily due to the non-recurring insurance proceeds received for hurricane damages at one Local Partnership in 2006.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with a decrease of approximately 1% for the three months and an increase of less than 1% for the six months ended September 30, 2007 as compared to the corresponding periods in 2006.

Repairs and maintenance increased approximately $171,000 and $226,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in salaries and wages at one Local Partnership, an increase in repair contracts at a second, third and fourth Local Partnerships, increases in grounds contracts and carpet and floor repairs at a fifth Local Partnership and increases in appliance purchases and drywall repairs at a sixth Local Partnership.

Operating expense increased approximately $59,000 and $62,000 for the three and six months ended September 30, 2007 as compared to the corresponding periods in 2006, primarily due to increases in water and sewer costs at two Local Partnerships and increases in gas costs at a third and fourth Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of September 30, 2007.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                                By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                     General Partner



                                     By:  RELATED INDEPENDENCE ASSOCIATES INC.,
                                          General Partner



Date:   November 13, 2007                  By:  /s/ Robert L. Levy
        -----------------                       ------------------

                                                Robert L. Levy
                                                Chief Financial Officer



Date:   November 13, 2007                  By:  /s/ Andrew J. Weil
        -----------------                       ------------------
                                                Andrew J. Weil
                                                President and Chief Executive
                                                Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Robert L. Levy, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P. II;

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



         Date: November 13, 2007
               -----------------

                                                     By: /s/ Robert L. Levy
                                                         ------------------
                                                         Robert L. Levy
                                                         Chief Financial Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Andrew J. Weil, certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007 of Independence Tax Credit Plus L.P. II;

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



         Date: November 13, 2007
               -----------------

                                                     By: /s/ Andrew J. Weil
                                                         ------------------
                                                         Andrew J. Weil
                                                         Chief Executive Officer

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Independence Tax Credit Plus L.P. II on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Robert L. Levy and I, Andrew J. Weil, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Robert L. Levy                             By:  /s/ Andrew J. Weil
     ------------------                                  ------------------
     Robert L. Levy                                      Andrew J. Weil
     Chief Financial Officer                             Chief Executive Officer
     November 13, 2007                                   November 13, 2007