Form 10-Q
period 2007-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2008-02-08
CIK 907045

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2007


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

                         PART I - Financial Information

Item 1. Financial Statements

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                              December 31,      March 31,
                                                                  2007            2007
                                                              ------------    ------------
                                                               (Unaudited)      (Audited)
ASSETS

Property and equipment at cost, net of accumulated
  depreciation of $41,743,062 and $39,185,607, respectively   $ 66,770,437    $ 69,010,904
Cash and cash equivalents                                        1,044,311         975,857
Cash held in escrow                                              3,718,996       3,885,537
Deferred costs, net of accumulated amortization of
  $264,320 and $239,249, respectively                              212,448         237,519
Other assets                                                       960,042         461,643
                                                              ------------    ------------

Total assets                                                  $ 72,706,234    $ 74,571,460
                                                              ============    ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
  Mortgage notes payable                                      $ 57,658,662    $ 58,026,401
  Accounts payable                                               2,139,944         867,153
  Security deposit payable                                         381,244         424,592
  Accrued interest                                              20,149,957      18,649,353
  Due to local general partners and affiliates                   2,089,778       3,013,722
  Due to general partner and affiliates                          5,214,165       4,762,629
                                                              ------------    ------------

Total liabilities                                               87,633,750      85,743,850
                                                              ------------    ------------

Minority interest                                               (1,261,953)     (1,261,438)
                                                              ------------    ------------

Commitments and contingencies (Note 3)

Partners' deficit:
  Limited partners (58,928 BACs issued and outstanding)        (13,004,958)     (9,287,893)
  General partner                                                 (660,605)       (623,059)
                                                              ------------    ------------

Total partners' deficit                                        (13,665,563)     (9,910,952)
                                                              ------------    ------------

Total liabilities and partners' deficit                       $ 72,706,234    $ 74,571,460
                                                              ============    ============

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                              December 31,                    December 31,
                                                      ----------------------------   -----------------------------
                                                          2007            2006            2007            2006
                                                      ------------    ------------    ------------    ------------
Revenues
Rental income                                         $  2,455,585    $  2,398,086    $  7,696,770    $  7,195,489
Other income                                                75,376          65,368         242,484         925,320
                                                      ------------    ------------    ------------    ------------

Total revenues                                           2,530,961       2,463,454       7,939,254       8,120,809
                                                      ------------    ------------    ------------    ------------

Expenses
General and administrative                                 600,104         632,489       1,852,915       1,817,606
General and administrative-related parties (Note 2)        300,692         253,677         843,119         770,695
Repairs and maintenance                                    756,917         563,786       2,102,517       1,683,049
Operating                                                  282,745         217,958       1,038,626         912,114
Taxes                                                      226,147         197,116         593,655         563,070
Insurance                                                  200,684         186,741         564,338         563,384
Financial                                                  750,727         744,115       2,116,685       2,119,234
Depreciation and amortization                              931,150         850,021       2,582,526       2,558,913
                                                      ------------    ------------    ------------    ------------

Total expenses                                           4,049,166       3,645,903      11,694,381      10,988,065
                                                      ------------    ------------    ------------    ------------

Loss before minority interest                           (1,518,205)     (1,182,449)     (3,755,127)     (2,867,256)
Minority interest in (income) loss of subsidiary
  partnerships                                              (4,252)          2,649             516           3,128
                                                      ------------    ------------    ------------    ------------

Net loss                                              $ (1,522,457)   $ (1,179,800)   $ (3,754,611)   $ (2,864,128)
                                                      ============    ============    ============    ============

Net loss-limited partners                             $ (1,507,232)   $ (1,168,002)   $ (3,717,065)   $ (2,835,487)
                                                      ============    ============    ============    ============

Number of BACs outstanding                                  58,928          58,928          58,928          58,928
                                                      ============    ============    ============    ============

Net loss per BAC                                      $     (25.58)   $     (19.82)   $     (63.08)   $     (48.12)
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

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                      Consolidated Statement of Changes in
                                Partners' Deficit
                                   (Unaudited)

                                                           Limited          General
                                            Total          Partners         Partner
                                        -------------   -------------    -------------
Partners' deficit - April 1, 2007       $  (9,910,952)  $  (9,287,893)   $    (623,059)

Net loss                                   (3,754,611)     (3,717,065)         (37,546)
                                        -------------   -------------    -------------

Partners' deficit - December 31, 2007   $ (13,665,563)  $ (13,004,958)   $    (660,605)
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

                                                                Nine Months Ended
                                                                   December 31,
                                                            --------------------------
                                                                2007           2006
                                                            -----------    -----------
Cash flows from operating activities:
Net loss                                                    $(3,754,611)   $(2,864,128)
                                                            -----------    -----------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization                                 2,582,526      2,558,913
Minority interest in loss of subsidiaries                          (516)        (3,128)
Capital contribution - General Partner                                0        136,500
Increase (decrease) in accounts payable                       1,272,791       (116,657)
(Decrease) increase in security deposit payable                 (43,348)        17,778
Increase in accrued interest payable                          1,500,604      1,266,609
Decrease in cash held in escrow                                 368,212        173,380
Decrease in other assets                                       (498,399)       (19,454)
Decrease in due to local general partners and affiliates       (242,330)       (12,796)
Increase in due to general partner and affiliates               451,536        257,771
                                                            -----------    -----------
Total adjustments                                             5,391,076      4,258,916
                                                            -----------    -----------

Net cash provided by operating activities                     1,636,465      1,394,788
                                                            -----------    -----------

Cash flows from investing activities:
Improvements to property and equipment                         (316,988)      (105,514)
Increase in cash held in escrow                                (201,671)      (799,295)
Decrease in due to local general partners and affiliates       (676,614)       (31,199)
                                                            -----------    -----------

Net cash used in investing activities                        (1,195,273)      (936,008)
                                                            -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage notes                           (367,738)      (509,083)
Decrease in due to local general partner and affiliates          (5,000)       (15,000)
                                                            -----------    -----------

Net cash used in financing activities                          (372,738)      (524,083)
                                                            -----------    -----------
                                                                 68,454        (65,303)
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period                975,857      1,061,848
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,044,311    $   996,545
                                                            ===========    ===========

          See accompanying notes to consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $17,000 and $8,000 and $31,000 and $20,000 for the three and nine months ended December 31, 2007 and 2006, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2007, the results of operations for the three and nine months ended December 31, 2007 and 2006, and its cash flows for the nine months ended December 31, 2007 and 2006, respectively. However, the operating results for the nine months ended December 31, 2007 may not be indicative of the results for the year.

New Accounting Pronouncements
-----------------------------
In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. This statement is effective for the Partnership's year ending March 31, 2009. The provisions of this statement do not have a material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding noncontrolling interest in one or more subsidiaries. The effective date for this provision is for fiscal year ends beginning after December 15, 2008. The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2007 and 2006 were as follows:

                                                         Three Months Ended     Nine Months Ended
                                                             December 31,          December 31,
                                                         -------------------   -------------------
                                                           2007       2006       2007       2006
                                                         --------   --------   --------   --------
Partnership management fees (a)                          $136,500   $136,500   $409,500   $409,500
Expense reimbursement (b)                                  74,382     30,511    163,264    100,774
Local administrative fee (c)                                9,875      8,000     29,625     24,000
                                                         --------   --------   --------   --------
Total general and administrative-General Partner          220,757    175,011    602,389    534,274
                                                         --------   --------   --------   --------
Property management fees incurred to affiliates of the
  subsidiary partnerships' general partners (d)            79,935     78,666    240,730    236,421
                                                         --------   --------   --------   --------
Total general and administrative-related parties         $300,692   $253,677   $843,119   $770,695
                                                         ========   ========   ========   ========


(a) The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership's agreement of limited partnership (the "Partnership Agreement")), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership's investments. Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,710,000 and $4,301,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d) Property management fees incurred by the Local Partnerships amounted to $177,970 and $186,981 and $546,218 and $526,701 for the three and nine months ended December 31, 2007 and 2006, respectively. Of these fees, $79,935 and $78,666 and $240,730 and $236,421, respectively, were incurred to affiliates of the subsidiary partnerships' general partners.


Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships - Going Concern

Creative Choice Homes VI Ltd. ("Creative Choice")
-------------------------------------------------
Creative Choice incurred a net loss of $66,344 for the nine months ended September 30, 2007. During 2006, the local general partner funded $115,250 to cover operating costs. Also, Creative Choice is in default of all of its mortgages. These factors create an uncertainty about Creative Choice's ability to continue as a going concern. The ability of Creative Choice to continue as a going concern is dependent on the local general partner's ability and willingness to continue funding operating losses. The Partnership's investment in Creative Choice at December 31, 2007 and March 31, 2007 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Creative Choice's net loss (income) after minority interest amounted to approximately $66,000 and $(436,000) for the nine months ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2005, the property incurred hurricane damage. The total cost to bring the units back into service was approximately $1,800,000. Creative Choice has contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged. During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work. In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds. Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817. As of December 31, 2007, all hurricane repairs and renovations had been completed and a balance of approximately $684,000 remains payable to Naimisha Construction.

                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                                AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2007
                                   (Unaudited)


Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units. At the time of the fire, the units were out of service due to the damage caused by the hurricane. These nine units remain out of service at December 31, 2007. The estimate of the cost of the damage is $733,586. Creative Choice expects insurance proceeds in the amount of $596,000 of which 10% is due to the insurance adjuster. As of December 31, 2007, $140,000 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location. Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889. As of December 31, 2007, approximately $394,000 remains payable to Naimisha Construction.

The above circumstances called into question the recoverability of the carrying amounts of the building. As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

b)  Subsidiary Partnerships - Other

Mansion Court Associates ("Mansion Court")
------------------------------------------
Mansion Court had a net loss of $68,101 for the nine months ended September 30, 2007. Mansion Court has been experiencing declining physical conditions due to cash and staffing shortages resulting from increasing drug related violence in the neighborhood. The Local General Partner is deferring management fees, reimbursement of payroll and has funded additional shortfalls. The Partnership's investment in Mansion Court at December 31, 2007 and March 31, 2007 was reduced to zero as a result of prior years' losses and the minority interest balance was $0 at each date. Mansion Court's net loss after minority interest amounted to approximately $68,000 and $85,000 for the nine months ended December 31, 2007 and 2006, respectively.

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

e)  Other

The Partnership and Beneficial Assignment Certificates ("BACs") holders began to recognize the low-income housing credit ("Tax Credit") with respect to an apartment complex ("Property") when the periods of the Partnership's entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service) ("Credit Period") for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership's existence. Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years. The Partnership generated $2,525,244, $4,827,456 and $8,384,145 of Tax Credits during each of the 2006, 2005 and 2004 tax years, respectively. As of December 31, 2007, all the Local Partnerships have completed their tax credit periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

As of December 31, 2007, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Off-Balance Sheet Arrangements
------------------------------
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
---------------------------------------------
The Partnership discloses in Item 7 of the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the Partnership's commitments to make future payments under its debt agreements and other contractual obligations. There are no material changes to such disclosure or amounts as of December 31, 2007.

Short-Term
----------

The Partnership's primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the nine months ended December 31, 2007, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately ($68,000). This increase was due to cash provided by operating activities ($1,636,000) which exceeded principal payments of mortgage notes ($368,000), an increase in cash held in escrow relating to investing activities ($202,000), improvements to property and equipment ($317,000) and a decrease in due to local general partners and affiliates relating to investing and financing activities ($682,000). Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,583,000).

At December 31, 2007, there was approximately $278,000 in the working capital reserves at the Partnership level. For the nine months ended December 31, 2007, the Partnership received approximately $151,000 in distributions, including $48,000 received from refinancing proceeds at one Local Partnership. Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments. These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2007 and 2006, excluding depreciation and amortization, interest and general and administrative-related parties, totaled $2,066,597 and $1,798,090 and $6,152,051 and $5,539,223, respectively.

Accounts payable as of December 31, 2007 and March 31, 2007 were $2,139,944 and $867,153, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in "Cash held in escrow" on the financial statements.

Accrued interest payable as of December 31, 2007 and March 31, 2007 was $20,149,957 and $18,649,353, respectively. Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership's investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership's mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term
---------

Partnership management fees owed to the General Partner amounting to approximately $4,710,000 and $4,301,000 were accrued and unpaid as of December 31, 2007 and March 31, 2007, respectively. Without the General Partner's advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 3. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership's loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the 15-year period commencing at the beginning of the Credit Period ("Compliance Period").

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which fully have their Tax Credits in place. The Tax Credits are attached to the Property for a period of ten years, and are transferable with the Property during the remainder of such ten-year period. As of December 31, 2007, all the Local Partnerships have completed their tax credit periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders. However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Critical Accounting Policies and Estimates
------------------------------------------

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

Through December 31, 2007, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets.

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

Results of Operations
---------------------

The Partnership's results of operations for the three and nine months ended December 31, 2007 and 2006, consisted primarily of the results of the
Partnership's investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 2% and 7% for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to increased occupancy from the repairing of units damaged by hurricane in the previous year at one Local Partnership, and a HUD approved rent increase at a second Local Partnership, as well as rental increases at the other Local Partnerships.

Other income decreased approximately $683,000 for the nine months ended December 31, 2007 as compared to the corresponding period in 2006, primarily due to the non-recurring insurance proceeds received for hurricane damages at one Local Partnership in 2006.

General and administrative-related parties expenses increased approximately $47,000 and $72,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in expense reimbursement charges at the Partnership level.

Repairs and maintenance increased approximately $193,000 and $419,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to an increase in salaries and wages at one Local Partnership, an increase in repair contracts, elevator repairs and boiler repairs at a second Local Partnership, an increase in repair contracts at a third and a fourth Local Partnerships, increases in painting and decorating contracts and carpet and floor repairs at a fifth Local Partnership and increases in appliance purchases and heating and cooling materials at a sixth Local Partnership.

Operating expense increased approximately $65,000 and $127,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to increases in water and sewer costs at one Local Partnership and a water refund received in 2006 at a second Local Partnership.

Taxes increased approximately $29,000 and $31,000 for the three and nine months ended December 31, 2007 as compared to the corresponding periods in 2006, primarily due to the distribution of net income to the City of Los Angeles per its regulatory agreement at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 31, 2007, the fair value of the mortgage notes payable. There are no material changes to such disclosure or amounts as of December 31, 2007.

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


                      INDEPENDENCE TAX CREDIT PLUS L.P. II
                      ------------------------------------
                                  (Registrant)



                            By:  RELATED INDEPENDENCE ASSOCIATES L.P.,
                                 General Partner



                                 By:  INDEPENDENCE ASSOCIATES GP LLC,
                                      General Partner



Date:  February 8, 2008               By:  /s/ Robert L. Levy
       ----------------                    ------------------
                                           Robert L. Levy
                                           Chief Financial Officer



Date:  February 8, 2008               By:  /s/ Andrew J. Weil
       ----------------                    ------------------
                                           Andrew J. Weil
                                           President and Chief Executive Officer