Form 10-K
period 2008-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2008-06-20
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Limited Partnership Interests and Beneficial Assignment Certificates

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [  ]   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]                                       Accelerated filer [  ]                                    Non-accelerated filer ☒                                Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  [   ]   No  ☒

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2007 was ($11,498,000) based on Limited Partner equity (deficit) as of such date.

Registrant’s voting and non-voting common equity is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

General

Independence Tax Credit Plus L.P. II (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation (“RIAI”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

On January 19, 1993, the Partnership commenced a public offering (the “Offering”) of Beneficial Assignment Certificates (“BACs”) representing assignments of limited partnership interests in the Partnership (“Limited Partnership Interests”). The Partnership received $58,928,000 of gross proceeds from the Offering (the “Gross Proceeds”) from 3,475 investors (“BACs holders”). The Offering was terminated on April 7, 1994.

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2008, the Partnership held interests in fifteen Local Partnerships and does not anticipate making any additional investments. However, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. As of March 31, 2008, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering has been invested in fifteen Local Partnerships, of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds.  See Item 2.  Properties below.

Investment Objectives/Government Incentives

The Partnership was formed to invest in Apartment Complexes that are eligible for the Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits. The investment objectives of the Partnership are described below.

1.           Entitle qualified BACs holders to Tax Credits over the period of the Partnership’s entitlement to claim Tax Credits (for each Property, generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants; referred to herein as the “Credit Period”) with respect to each Apartment Complex.

2.           Preserve and protect the Partnership’s capital.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”). None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.  As of December 31, 2007, all the Local Partnerships have completed their Credit Periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  Through March 31, 2008, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

There can be no assurance that the Partnership will achieve its investment objectives as described above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 33% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Employees
The Partnership does not have any direct employees. All services are performed for the Partnership by the General Partner and its affiliates. The General Partner receives compensation in connection with such activities as set forth in Items 11 and 13. In addition, the Partnership reimburses the General Partner and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

Item 1A.  Risk Factors

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults, and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally.  There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2008.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15. Schedule III.

Local Partnership Schedule

Name and Location	Date Acquired	% of Units Occupied at May 1,
		2008	2007	2006	2005	2004

Lincoln Renaissance
Reading, PA (52)	April 1993	94%	94%	90%	98%	97%

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993	95%	95%	98%	87%	98%

Mansion Court Associates
Philadelphia, PA (30)	November 1993	33%	50%	70%	87%	57%

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	91%	94%	96%	98%	91%

Renaissance Plaza ‘93 Associates , L.P.
Baltimore, MD (95)	February 1994	97%	95%	98%	99%	97%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	89%	96%	100%	100%	79%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	96%	99%	95%	99%	99%

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	97%	100%	100%	97%	97%

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	75%	100%	100%	100%	100%

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	100%	98%	95%	98%	98%

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	83%	86%	57%	99%	99%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	98%	98%	96%	96%	98%

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	99%	95%	94%	96%	95%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	98%	99%	100%	100%	100%

Affordable Green Associates L.P.
New York, NY (41)	April 1995	100%	100%	100%	100%	100%

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

Management continuously reviews the physical state of the Properties and suggests to the respective general partners of the Local Partnerships (“Local General Partners”) budget improvements which are generally funded from cash flow from operations or release of replacement reserve escrows.

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

In connection with investments in Apartment Complexes in development stage, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations.  The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2008, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings.  Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without a right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit that was not available in the first year was made available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership were allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period were available to the Partnership.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

As of March 31, 2008, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

Neither the BACs nor the Limited Partnership Interests are traded on any established trading market. The Partnership does not intend to include the BACs for quotation on NASDAQ or for listing on any national or regional stock exchange or any other established securities market. The Revenue Act of 1987 contained provisions which have an adverse impact on investors in “publicly traded partnerships.”  Accordingly, the General Partner has imposed limited restrictions on the transferability of the BACs and the Limited Partnership Interests in secondary market transactions. Implementation of the restrictions should prevent a public trading market from developing and may adversely affect the ability of an investor to liquidate his or her investment quickly. It is expected that these procedures will remain in effect until such time, if ever, as further revision of the Revenue Act of 1987 may permit the Partnership to lessen the scope of the restrictions.

As of May 28, 2008, the Partnership has approximately 3,442 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2008.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

Transfer Procedures
The Partnership from time to time receives requests by unit holders and others to transfer BACs and/or limited partnership interests.  Such requests may occur in connection with tender offers for the Partnership’s units.  Such requests implicate the Partnership’s policies and procedures concerning transfers generally and tender offers in particular, which were adopted by the Partnership pursuant to the terms of its Partnership Agreement, to ensure compliance with applicable law, avoid adverse tax consequences for the Partnership and its investors, and preserve the Partnership’s advantageous tax status.

In prior years, the Partnership relied on the 5% safe harbor established by Internal Revenue Service (“IRS”) regulations to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.  The 5% safe harbor, however, expired and is no longer available as of December 31, 2005.  Accordingly, the Partnership now relies on a 2% safe harbor established by another IRS regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

A brief summary of certain of the Partnership’s key policies, practices and requirements with respect to transfers and tender offers is as follows:

•	No transfer (whether for substitution, assignment or otherwise) is effective or binding on the Partnership unless and until it is approved by the General Partner.

•
No transfer will be approved unless the transferor and transferee submit complete and properly executed forms of the Partnership’s own transfer documentation.  The Partnership does not accept forms of transfer documentation other than its own and does not accept signatures made by power of attorney in lieu of original signatures by each of the transferors and transferees.

•
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

•
In order to avoid the undesirable situation of one or more tender offers consuming the entire safe harbor limitation early in the tax year and leaving the Partnership’s remaining investors with no liquidity opportunity for the rest of that tax year, the Partnership restricts the cumulative aggregate total of transfers made pursuant to all tender offers to 1.5% of its outstanding units in each tax year, unless a financially responsible person conducting such tender offer provides the Partnership with an acceptable indemnity and legal opinion of the type described above.  At the end of each tax year, the General Partner, in its discretion, may allow the cumulative total number of transfers (including those by tender offer) to reach the 2% safe harbor limit.

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

The foregoing is solely a summary of the Partnership’s policies, requirements and practices with respect to transfers and tender offers.  More complete information, including a copy of the Partnership’s transfer documentation package, may be obtained from the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional financial information is set forth in the audited consolidated financial statements in Item 8 hereof.

OPERATIONS	Years Ended March 31,
	2008	2007	2006	2005	2004

Revenues	$10,770,515	$10,081,295	$10,023,797	$10,073,012	$9,359,288
Operating expenses	(15,724,533)	(16,784,915)	(14,950,857)	(14,861,056)	(14,653,886)

Loss before minority interest	(4,954,018)	(6,703,620)	(4,927,060)	(4,788,044)	(5,294,598)
Minority interest in loss of subsidiaries	12,201	9,621	11,477	11,499	16,161
Net loss	$(4,941,817)	$(6,693,999)	$(4,915,583)	$(4,776,545)	$(5,278,437)

Net loss per weighted average BAC	$(83.02)	$(112.46)	$(82.58)	$(80.25)	$(88.68)

FINANCIAL POSITION	March 31,
	2008	2007	2006	2005	2004

Total assets	$71,000,636	$74,571,460	$78,547,380	$82,380,900	$84,016,822

Total liabilities	$87,335,505	$85,743,850	$82,812,788	$81,233,675	$77,992,941

Minority interest	$(1,482,100)	$(1,261,438)	$(1,048,455)	$(551,405)	$(451,294)

Total partners’ (deficit) capital	$(14,852,769)	$(9,910,952)	$(3,216,953)	$1,698,630	$6,475,175

During the year ended March 31, 2008, total assets decreased primarily due to depreciation.  During the year ended March 31, 2007, total assets decreased primarily due to depreciation and impairment of property partially offset by improvements to property and equipment.  During the years ended March 31, 2006, 2005 and 2004, respectively, total assets decreased primarily due to depreciation partially offset by improvements to property and equipment.

Cash Distributions
The Partnership has made no distributions to the BACs holders as of March 31, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Through March 31, 2008, the Partnership has invested all of the net proceeds of its Offering in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow).

Short-Term

The Partnership’s primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.  At March 31, 2008, there was a balance of approximately $360,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership’s ongoing operations for the foreseeable future.  During the years ended March 31, 2008, 2007 and 2006, amounts received from operations of the Local Partnerships were approximately $200,000, $161,000 and $215,000, respectively. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

For the year ended March 31, 2008, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $110,000.  This increase was due to a decrease in cash held in escrow relating to investing activities ($456,000) and cash provided by operating activities ($1,416,000) which exceeded improvements to property and equipment ($363,000), net principal payments of mortgage notes ($456,000), capitalization of consolidated subsidiaries attributable to minority interest ($208,000), a decrease in due to local general partners and affiliates relating to investing and financing activities ($693,000) and an increase in deferred costs ($42,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($3,382,000).

Total expenses for the years ended March 31, 2008, 2007 and 2006, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of assets, totaled $8,232,671, $7,574,619 and $7,430,315, respectively.

Accounts payable as of March 31, 2008 and 2007 was $788,866 and $867,153, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.   Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest as of March 31, 2008 and 2007 was $20,403,716 and $18,649,353, respectively.  Accrued interest represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $4,847,000 and $4,301,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively (see Note 8 in Item 8).  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

Long-Term

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Credit Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in 15 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods.  As of December 31, 2007, all the Local Partnerships have completed their Credit Periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2008 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$57,570,483	$1,495,573	$3,871,597	$9,570,752	$42,632,561
Loans payable to local general partner and affiliates (b)	236,994	236,994	-	-	-
	$57,807,477	$1,732,567	$3,871,597	$9,570,752	$42,632,561

(a)  The mortgage notes are payable in aggregate monthly installments of approximately $155,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

(b) See Note 8 (B) in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

Through March 31, 2008, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of property.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by Property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

	2008	2007	2006

Interest	$112,445	$108,250	$83,615
Other	241,091	172,180	175,324

Total other revenue	$353,536	$280,430	$258,939

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years, respectively).

The net loss for the 2007, 2006 and 2005 Fiscal Years totaled $4,941,817, $6,693,999 and $4,915,583, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  The Partnership generated $239,566, $2,525,244 and $4,827,456 of Tax Credits during each of the 2007, 2006 and 2005 tax years, respectively.  As of December 31, 2007, Credit Periods have expired for all properties.

2007 vs. 2006

The Partnership’s results of operations for the 2007 and 2006 Fiscal Years, consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 6% for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to increased occupancy from the repairing of units damaged by hurricane and fire damage in the previous year at one Local Partnership, a HUD approved rent increase at a second Local Partnership and rental increases at the other Local Partnerships.

Other income increased approximately $73,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to miscellaneous tenant charges at one Local Partnership, an increase in late charges and reimbursements for damages at a second Local Partnership and an increase in vending and laundry income at a third Local Partnership.

Repairs and maintenance increased approximately $376,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to plumbing  repairs and security costs at one Local Partnership, an increase in repair payroll, cable TV contract expense and HVAC repairs at a second Local Partnership, an increase in painting and landscaping, carpet and floor repairs at a third Local Partnership and an increase in repair contracts and security measures at a fourth Local Partnership.

Operating expense increased approximately $191,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to increases in water and sewer costs at two Local Partnerships, an increase in rubbish removal, sewer and water costs at a third Local Partnership, and an increase due to payment of prior year and current year for water and sewer costs at a fourth Local Partnership.

Taxes increased approximately $89,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to increases in real estate taxes at two Local Partnerships.

Insurance decreased approximately $80,000 for the 2007 Fiscal Year as compared to the 2006 Fiscal Year, primarily due to decreases in insurance premiums at one Local Partnership, a decrease due a refund from worker compensation after a premium audit at a second Local Partnership, a decrease due to change in insurance carrier at a third Local Partnership and a decrease due to eligibility for a discount at a fourth Local Partnership.

2006 vs. 2005

The Partnership’s results of operations for the 2006 and 2005 Fiscal Years consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

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

Results of Operations of Certain Local Partnerships

Creative Choice Homes VI Ltd. (“Creative Choice”)
The financial statements for Creative Choice have been prepared assuming that Creative Choice will continue as a going concern.  Creative Choice incurred a net loss of $225,285 and negative cash flow from operations of $97,040 during the year ended December 31, 2007.  During 2007, the Local General Partner funded $69,836 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.  The financial statements do not include any adjustments that might be necessary if Creative Choice is unable to continue as a going concern.

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice has contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds.  Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817.  As of December 31, 2007, all hurricane repairs and renovations had been completed and a balance of $634,550 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  At the time of the fire, the units were out of service due to the damage caused by the hurricane.  These nine units remain out of service at December 31, 2007.  The estimate of the cost of the damage is $733,586.  As of December 31, 2007, $351,906 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $421,983 remains payable as of December 31, 2007 to Naimisha Construction.

The Partnership’s investment in Creative Choice at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $225,000, $1,021,000 and $345,000 for the 2007, 2006 and 2005 Fiscal Years.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $103,323, $1,406,455 (including loss on impairment of $1,341,604) and $101,936 for the 2007, 2006, and 2005 Fiscal Years, respectively.  In prior years and in 2007, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2007, the project had 18 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner would make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $103,000, $1,406,000 and $102,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty other than from the recognition of an impairment of the rental property in 2006 as described below.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court impaired and wrote it down to its fair value of approximately $906,000, which resulted in a loss on impairment of approximately $1,342,000.  Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at December 31, 2007, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

Other

The Partnership’s investment as a limited partner in the Local Partnerships is subject to the risks of potential losses arising from management and ownership of improved real estate. The Partnership’s investments also could be adversely affected by poor economic conditions generally, which could increase vacancy levels and rental payment defaults and by increased operating expenses, any or all of which could threaten the financing viability of one or more of the Local Partnerships.

There also are substantial risks associated with the operation of Apartment Complexes receiving government assistance. These include governmental regulations concerning tenant eligibility, which may make it more difficult to rent apartments in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and that when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership’s Apartment Complex.

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

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2008 and 2007	41

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	42

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2008, 2007 and 2006	43

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	44

	Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for the years ended March 31, 2008, 2007, and 2006 (the 2007, 2006, and 2005 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fourteen (Fiscal 2007 and 2006) and six (Fiscal 2005) subsidiary partnerships whose losses aggregated
$3,889,304, $4,874,894 and $2,085,890 for the 2007, 2006, and 2005 Fiscal Years, respectively, and whose assets constituted  90% and 92% of the Partnership’s assets at March 31, 2008 and 2007, respectively, presented in the accompanying consolidated financial statements.  The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended March 31, 2008, 2007, and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnership’s net losses aggregated $328,608 (2007 Fiscal year), $2,427,008 (2006 Fiscal year) and $446,896 (2005 Fiscal Year), and their assets aggregated $5,546,949 and $6,202,614 at March 31, 2008 and 2007, respectively.  Management’s plan in regard to this matter is also described in Note 11(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 20, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2007 and 2006, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2007 and 2006, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2008 on our consideration of the Lincoln Renaissance’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and on compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 25 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2007 and 2006, and the related statements of operations, partners' equity and cash flows for the years then ended.  We also have audited United - Germano - Millgate Limited Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  United - Germano - Millgate Limited Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and partners; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, United - Germano - Millgate Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our audits of the financial statements were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
Batavia, Illinois
February 27, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States), and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the Illinois Housing Development Authority's Financial Reporting and Audits Guidelines for Mortgagors of Multifamily Housing Developments.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 11 – 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
Batavia, Illinois
February 26, 2007

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2007 and 2006, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluations the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2007 and 2006, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  Furthermore, the Partnership has a net deficiency in partners’ equity.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 13.

In accordance with Government Auditing Standards, we have also issued a report dated March 31, 2008 on our consideration of the Mansion Court Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 31, 2008

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Derby Run Associates, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia

We have audited the accompanying balance sheets of Derby Run Associates, L.P. (A Virginia Limited Partnership) as of December 31, 2007 and 2006, and the related statements of income, partners' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derby Run Associates, L.P. as of December 31, 2007 and 2006, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States and America.

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
February 8, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 8, 2007

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2007, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 29, 2008, on our consideration of Renaissance Plaza 93 Associates, L.P.’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 29, 2008, on Renaissance Plaza 93 Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that applicable to DHCD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 24 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 29, 2008

Lead Auditor:  Nelson D. Gomez

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2006, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2007, on our consideration of Renaissance Plaza 93 Associates, L.P.’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2007, on Renaissance Plaza 93 Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that applicable to DHCD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 27, 2007

Lead Auditor:  Nelson D. Gomez

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2007 and 2006, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2008, on our consideration of Tasker Village Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2007 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

Lead Auditor:  Michael A. Cumming, CPA
Email id:  mike.cumming@reznickgroup.com

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2007 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended.  These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2007 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Figueroa Senior Housing Limited Partnership’s internal control over financial reporting as  of December 31, 2007, based on Public Company Accounting Oversight Board Standards and my report dated February 8, 2008, expressed a disclaimer of a opinion.

/s/ Clifford R. Benn, CPA
February 8, 2008
Carson, California

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board, used in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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
Carson, California

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, at December 31, 2007 and 2006, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles general accepted in the United States of America.

/s/ Marvin Mason
Tarzana, California
February 29, 2008

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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

/s/ Marvin Mason
Tarzana, California
February 28, 2007

[Letterhead of CLIFFORD R. BENN, CPA]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, Limited Partnership
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, Limited Partnership, at December 31, 2006 and 2007, and the related statements of loss, changes in partners' capital, and cash-flow for the years then ended.  These financial statements are the responsibility of Brynview Terrace, Limited Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace, Limited Partnership on December 31, 2006 and 2007, and the results of its operations and its cash-flow for the years then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Brynview Terrace Limited Partnership’s internal control over financial reporting as of December 31, 2006 and 2007, based on Public Company Accounting Oversight Board Standards and my report dated February 15, 2008, expressed a disclaimer of an opinion.

My audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information is presented for purposes of additional analysis and is not a required part of the financial statements.  Such information has been subjected to the procedures applied in the audits of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Clifford R. Benn, CPA
February 15, 2008
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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board, used in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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

[Letterhead of MARVIN D. MASON]

Independent Auditor's Report

To the Partners of
NLEDC, L.P., A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheet of NLEDC, L.P., a California Limited Partnership, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2007 and 2006, and the results of its operations, changes in partners’ equity and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Marvin Mason
Tarzana, California
February 29, 2008

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2006 and 2005, and the results of its operations, changes in partners’ equity and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Marvin Mason
Tarzana, California
February 28, 2007

[Letterhead of BERT D. SAMUELS CPA]

Independent Auditor's Report

The Partners
P & P Home For The Elderly, L.P.
Los Angeles, California

I have audited the accompanying balance sheet of P & P Home For The Elderly, L.P. as of December 31, 2007, and the related statements of income, changes in partners' equity and cash flows for the year then ended.  The financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor am I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bert D. Samuels CPA
Tarzana, California
February 18, 2008

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

I conducted my audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor am I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor am I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bert D. Samuels CPA
Encino, California
February 10, 2006

[Letterhead of REZNICK GROUP, P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, as of December 31, 2007, and the related statements of income, partners’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2007, and the results of its operations, changes in partners’ equity (deficit), and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated April 10, 2008 on our consideration of Clear Horizons Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated April 10, 2008, on Clear Horizons Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 24 through 37 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Atlanta, Georgia
April 10, 2008

Lead Auditor:  Mary E. Norwood, CPA

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States, and the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2006 and the results of its operations, changes in capital, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated March 12, 2007 on our consideration of Clear Horizons Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 12, 2007, on Clear Horizons Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read considered in assessing the results of our audit.

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
March 12, 2007

Lead Auditor:  Joshua D. Northcutt, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Neptune Venture, L.P.

We have audited the accompanying balance sheet of Neptune Venture, L.P. as of December 31, 2007, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of December 31, 2007 and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor we were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of December 31, 2006, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 28, 2007

[Letterhead of LAWLOR & O'BRIEN, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2007 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2007 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 27, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2006 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 27, 2007

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Property and equipment net, less accumulated depreciation (Notes 2, 4 and 7)	$66,026,856	$69,010,904
Cash and cash equivalents (Notes 2, 3 and 11)	1,085,780	975,857
Cash held in escrow (Notes 3 and 5)	3,227,451	3,885,537
Deferred costs, less accumulated amortization (Notes 2 and 6)	244,387	237,519
Other assets	416,162	461,643

	$71,000,636	$74,571,460

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable (Note 7)	$57,570,483	$58,026,401
Accounts payable	788,866	867,153
Security deposits payable	438,516	424,592
Accrued interest	20,403,716	18,649,353
Due to local general partners and affiliates (Note 8)	2,618,806	3,013,722
Due to general partner and affiliates (Note 8)	5,515,118	4,762,629

	87,335,505	85,743,850

Minority interest	(1,482,100)	(1,261,438)

Commitments and contingencies (Notes 7, 8 and 11)

Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(14,180,292)	(9,287,893)
General partner	(672,477)	(623,059)

Total partners’ deficit	(14,852,769)	(9,910,952)

Total liabilities and partners’ deficit	$71,000,636	$74,571,460

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues

Rental income	$10,416,979	$9,800,865	$9,764,858
Other income	353,536	280,430	258,939
	10,770,515	10,081,295	10,023,797
Expenses
General and administrative	2,650,292	2,576,438	2,539,758
General and administrative-related parties (Note 8)	1,354,051	1,228,537	1,288,342
Repairs and maintenance	2,604,092	2,228,114	2,145,867
Operating	1,492,298	1,300,858	1,263,106
Taxes	816,115	726,900	712,948
Insurance	662,675	742,309	768,636
Financial, principally interest	2,763,329	2,737,773	2,825,974
Depreciation and amortization	3,381,681	3,298,649	3,406,226
Loss on impairment of property (Note 4)	0	1,945,337	0
Total expenses	15,724,533	16,784,915	14,950,857

Loss before minority interest	(4,954,018)	(6,703,620)	(4,927,060)

Minority interest in loss of subsidiary partnerships	12,201	9,621	11,477

Net loss	$(4,941,817)	$(6,693,999)	$(4,915,583)

Net loss - limited partners	$(4,892,399)	$(6,627,059)	$(4,866,427)

Number of BACs outstanding	58,928	58,928	58,928

Net loss per BAC	$(83.02)	$(112.46)	$(82.58)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

	Total	Limited Partners	General Partners

Partners capital (deficit) – April 1, 2005	$1,698,630	$2,205,593	$(506,963)

Net loss	(4,915,583)	(4,866,427)	(49,156)

Partners deficit – March 31, 2006	(3,216,953)	(2,660,834)	(556,119)

Net loss	(6,693,999)	(6,627,059)	(66,940)

Partners deficit – March 31, 2007	(9,910,952)	(9,287,893)	(623,059)

Net loss	(4,941,817)	(4,892,399)	(49,418)

Partners (deficit) capital – March 31, 2008	$(14,852,769)	$(14,180,292)	$(672,477)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(4,941,817)	$(6,693,999)	$(4,915,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,381,681	3,298,649	3,406,226
Loss on impairment of property	0	1,945,337	0
Minority interest in loss of subsidiary partnerships	(12,201)	(9,621)	(11,477)
(Increase) decrease in assets:
Cash held in escrow	201,835	(167,825)	27,034
Other assets	45,481	94,179	(31,670)
Increase (decrease) in liabilities:
Accounts payable	(78,287)	(227,671)	373,944
Security deposit payable	13,924	14,226	(10,328)
Accrued interest	1,754,363	1,713,880	1,709,205
Due to local general partners and affiliates	(206,519)	(31,541)	(12,875)
Due to general partner and affiliates	752,489	635,476	169,201
Total adjustments	5,852,766	7,265,089	5,619,260

Net cash provided by operating activities	901,949	571,090	703,677

Cash flows from investing activities:
Improvements to property and equipment	(359,311)	(840,747)	(308,575)
Decrease (increase) in cash held in escrow	456,251	(527,451)	(18,104)
Decrease in due to local general partners and affiliates	(481,023)	(592,041)	(73,970)
Insurance proceeds	0	1,862,083	0
Net cash used in investing activities	(384,083)	(98,156)	(400,649)

Cash flows from financing activities:
Principal payments of mortgage notes	(1,055,918)	(656,492)	(588,804)
Proceeds from mortgage notes	600,000	0	0
Increase in deferred costs	(45,189)	0	0
Increase in due to local general partners and affiliates	294,439	300,929	12,740
Decrease in due to local general partners and affiliates	(1,813)	0	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(208,462)	(203,362)	(485,573)

Net cash used in financing activities	(416,943)	(558,925)	(1,061,637)

Net increase (decrease) in cash and cash equivalents	109,923	(85,991)	(758,609)

Cash and cash equivalents at beginning of year	975,857	1,061,848	1,820,457

Cash and cash equivalents at end of year	$1,085,780	$975,857	$1,061,848

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$1,361,222	$1,238,175	$1,400,974
Supplemental disclosures of non-cash investing and financing activities:
Developer fees due to Local General Partners and affiliates written-off against property and equipment.	$0	$87,787	$0

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 - General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the “Partnership”) was organized on February 11, 1992 and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates Inc., a Delaware Corporation (“RIAI”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.

The Partnership owns interests in fifteen subsidiary partnerships as of March 31, 2008.

The Partnership was authorized to issue a total of 100,000 ($100,000,000) Beneficial Assignment Certificates (“BACs”) which were registered with the Securities and Exchange Commission for sale to the public. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a limited partnership interest. The Partnership raised a total of $58,928,000 representing 58,928 BACs. The offering was terminated on April 7, 1994.

The terms of the Partnership’s Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) provide, among other things, that net profits or losses and distributions of cash flow are, in general, allocated 99% to the limited partners and BACs holders and 1% to the general partner.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership’s fiscal year ends on March 31.  All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles (“GAAP”).

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fifteen subsidiary partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

For financial reporting purposes, the Partnership’s fiscal year ends on March 31.  All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with GAAP.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $30,000, $50,000 and $30,000 for the years ended March 31, 2008, 2007 and 2006 (the 2007, 2006 and 2005 Fiscal Years), respectively.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.  As of March 31, 2008, distributions to several minority interests have exceeded their investments.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS No. 144”).  A loss on impairment of assets is recorded when management estimates that amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost.  At that time, property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Through March 31, 2008, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of property.

e)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’ accounts receivable if not received by the due date.  Rental payments received in advance of the due date are deferred until earned.  Rental subsidies are recognized as rental income during the month in which it is earned.

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items.

Other revenues include the following amounts at both the Partnership and Local Partnership level:

	Year Ended March 31,
	2008	2007	2006

Interest	$112,445	$108,250	$83,615
Other	241,091	172,180	175,324

Total other revenue	$353,536	$280,430	$258,939

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

g)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses. These costs are charged directly to limited partners’ capital.

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

j)  New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities.  The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur.  This "Fair Value Option" would be available on a contract by contract basis.  This statement is effective for the Partnership’s year ending March 31, 2009.  The provisions of this statement will not have a material impact on the consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership’s mortgage notes payable are as follows:

	March 31, 2008		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value	$15,569,050	$17,993,802	$16,457,758	$18,803,151
Not practicable	$42,001,433	*	$41,568,643	*

*     Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

	March 31,		Estimated Useful Lives (Years)
	2008	2007

Land	$6,228,836	$6,228,836
Building and improvements	100,638,653	100,596,495	-
Furniture and fixtures	1,040,822	1,371,180	10-40
	107,908,311	108,196,511	5-10
Less: Accumulated depreciation	(41,881,455)	(39,185,607)

	$66,026,856	$69,010,904

Original acquisition costs totaling $4,369,919, of which $3,501,977 was paid to the General Partner, are included in the cost of property and equipment.

In connection with the rehabilitation of the properties, the subsidiary partnerships incurred developer’s fees of $9,282,042 to the Local General Partners and their affiliates.  Such fees have been included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2008, 2007 and 2006 amounted to $3,343,359, $3,264,123 and $3,372,718, respectively.  Additionally, $647,511 of accumulated depreciation on dispositions was written-off during the year ended March 31, 2008.

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
MARCH 31, 2008

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Creative Choice Homes VI, Ltd. impaired and wrote it down to its fair value which resulted in a loss on impairment of approximately $603,000, after indications that the carrying value of the assets were reduced as a result of hurricane and fire damage (see Note 11).

NOTE 5 - Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2008	2007

Purchase price payments*	$23,683	$23,683
Real estate taxes, insurance and other	603,593	811,842
Reserve for replacements	2,155,993	2,612,244
Tenant security deposits	444,182	437,768

	$3,227,451	$3,885,537

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 - Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2008	2007

Financing costs	$373,302	$443,065	*
Other	33,703	33,703	various
	407,005	476,768
Less: Accumulated amortization	(162,618)	(239,249)

	$244,387	$237,519

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2008, 2007 and 2006 amounted to $38,322, $34,526 and $33,508, respectively.  Additionally, $114,953 of accumulated amortization was written off during the year ended March 31, 2008.

NOTE 7 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $155,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

One mortgage note with a balance of $2,933,390 and $3,256,982 at December 31, 2007 and 2006, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Derby Run Associate L.P.’s mortgage note payable in the original amount of $6,900,000 is held by Centerline Finance Corporation (formerly PW Funding), an affiliate of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Annual principal payment requirements for mortgage notes payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2008	$1,495,573
2009	2,149,612
2010	1,721,985
2011	2,807,323
2012	6,763,429
Thereafter	42,632,561
$57,570,483

Accrued interest payable as of March 31, 2008 and 2007 was approximately $20,404,000 and $18,649,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $32,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

Creative Choice Homes VI, Ltd (“Creative Choice”)
Creative Choice’s subordinate mortgage note with Dade County, Florida is collateralized by a third deed of trust on the rental property.  The note dated April 1995, in the original amount of $861,000, bears interest at a rate of 3.00% per annum.  The original agreement called for quarterly interest-only payments for the first five years.  Beginning in the sixth year, principal and interest payments would be due quarterly based on a thirty year amortization period.  All outstanding principal and interest payments would be due at the end of the fifteen year period.  However, Dade County has agreed to modifications of the note and in 2005, the outstanding accrued interest of $11,295 was deferred and included in the balance of the note leaving a balance of $872,295 on the note at December 31, 2005.  During 2006, only one quarter of interest was paid, leaving the note in technical default.  Creative Choice has been in default of this note since the second quarter of 2006.  The balance of accrued interest at December 31, 2007 is $45,248.

NOTE 8 - Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Years Ended March 31,
	2008	2007	2006

Partnership management fees (a)	$546,000	$546,000	$546,000
Expense reimbursement (b)	190,264	129,874	200,008
Local administrative fees (d)	91,500	39,500	32,000
Total general and administrative - General Partner	827,764	715,374	778,008
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	526,287	513,163	510,334
Total general and administrative - related parties	$1,354,051	$1,228,537	$1,288,342

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,847,000 and $4,301,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

(b)  The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $239,000 and $126,000 were accrued and unpaid as of March 31, 2008 and 2007, respectively.

(c)  Property and incentive management fees incurred by subsidiary partnerships amounted to $928,803, $928,863 and $899,646 for the years ended March 31, 2008, 2007 and 2006, respectively.  Of these fees $526,287, $513,163 and $510,334 were earned by affiliates of the Local General Partners, which include $198,750, $198,750 and $203,750 of incentive management fees at one Local Partnership.

(d)  Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2008 and 2007 consists of the following:

	March 31,
	2008	2007

Operating advances	$612,935	$318,496
Development fee payable	295,810	299,155
Construction costs payable	1,438,733	1,916,411
Management and other operating advances	34,334	240,853
Loans payable to local general partner and affiliates (a)	236,994	238,807
	$2,618,806	$3,013,722

(a)   Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

Derby Run Associate L.P.’s mortgage note payable in the original amount of $6,900,000 is held by Centerline Finance Corporation (formerly PW Funding), an affiliate of the General Partner.

NOTE 9 – Taxable Net Loss

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended December 31,
	2007	2006	2005

Financial statement net loss	$(4,941,817)	$(6,693,999)	$(4,915,583)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(600,503)	(515,115)	(477,230)
Tax exempt interest income	(23,869)	(23,349)	(14,976)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(21,685)	(24,050)	22,335
Accrued interest not deductible for tax purposes until paid	1,194,794	636,327	684,862
Non-deductible loss on impairment of Property	0	1,945,337	0
Other (income) expense, including related party accruals for financial reporting not deductible for tax purposes until paid (received)	731,221	1,053,927	375,082
Net loss as shown on the income tax return for the calendar year ended	$(3,661,859)	$(3,620,922)	$(4,325,510)

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 10 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2008 and 2007.

OPERATIONS	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$2,731,404	$2,676,889	$2,530,961	$2,831,261
Operating expenses	(3,867,383)	(3,777,832)	(4,049,166)	(4,030,152)
Loss before minority interest	(1,135,979)	(1,100,943)	(1,518,205)	(1,198,891)
Minority interest in loss of subsidiaries	2,750	2,018	(4,252)	11,685
Net loss	$(1,133,229)	$(1,098,925)	$(1,522,457)	$(1,187,206)
Net loss per weighted average BAC	$(19.04)	$(18.46)	$(25.58)	$(19.94)

OPERATIONS	Quarter Ended
	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007

Revenues	$3,203,211	$2,454,144	$2,463,454	$1,960,486
Operating expenses	(3,762,454)	(3,579,708)	(3,645,903)	(5,796,850)
Loss before minority interest	(559,243)	(1,125,564)	(1,182,449)	(3,836,364)
Minority interest in loss of subsidiaries	(2,956)	3,435	2,649	6,493
Net loss	$(562,199)	$(1,122,129)	$(1,179,800)	$(3,829,871)
Net loss per weighted average BAC	$(9.45)	$(18.85)	$(19.82)	$(64.34)

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern and Uncertainties

Creative Choice Homes VI Ltd. (“Creative Choice”)
The financial statements for Creative Choice have been prepared assuming that Creative Choice will continue as a going concern.  Creative Choice incurred a net loss of $225,285 and negative cash flow from operations of $97,040 during the year ended December 31, 2007.  During 2007, the Local General Partner funded $69,836 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.  The financial statements do not include any adjustments that might be necessary if Creative Choice is unable to continue as a going concern.

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice has contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds.  Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817.  As of December 31, 2007, all hurricane repairs and renovations had been completed and a balance of $634,550 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  At the time of the fire, the units were out of service due to the damage caused by the hurricane.  These nine units remain out of service at December 31, 2007.  The estimate of the cost of the damage is $733,586.  As of December 31, 2007, $351,906 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $421,983 remains payable as of December 31, 2007 to Naimisha Construction.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The Partnership’s investment in Creative Choice at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $225,000, $1,021,000 and $345,000 for the 2007, 2006 and 2005 Fiscal Years.

The above circumstances have called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $103,323, $1,406,455 (including loss on impairment of $1,341,604) and $101,936 for the 2007, 2006, and 2005 Fiscal Years, respectively.  In prior years and in 2007, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2007, the project had 18 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner would make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2008 and 2007 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $103,000, $1,406,000 and $102,000 for the 2007, 2006 and 2005 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty other than from the recognition of an impairment of the rental property in 2006 as described below.

During the year ended March 31, 2007, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court impaired and wrote it down to its fair value of approximately $906,000, which resulted in a loss on impairment of approximately $1,342,000.  Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at December 31, 2007, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2008, uninsured cash and cash equivalents approximated $762,000.

c)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or HUD.  Such cash distributions are typically made from surplus cash flow.

d)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 33% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the Credit Period for such Property (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  The Partnership generated $239,566, $2,525,244 and $4,827,456 of Tax Credits during each of the 2007, 2006 and 2005 tax years, respectively.  As of December 31, 2007, all the Local Partnerships have completed their Credit Periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Independence Associates, L.P., the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of the end of the period covered by this report.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of the end of the period covered by this report, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”).  The general partner of the General Partner is Related Independence Associates Inc., a Delaware corporation (“RIAI”).  The Partnership has no directors or executive officers.  The Partnership’s affairs are managed and controlled by the General Partner.

The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”).  The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, Centerline, which controls the General Partner, has adopted a code of ethics (see http://www.centerline.com).

Certain information concerning the directors and executive officers of RIAI, is set forth below. The General Partner is also the general partner of Independence Tax Credit Plus L.P.

Name	Position

Robert L. Levy	Chief Financial Offer
Andrew J. Weil	President and Chief Executive Officer
Marc D. Schnitzer	Senior Vice President

ROBERT L. LEVY, 42, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company, a publicly traded real estate investment trust managed by an affiliate of Centerline (“AMAC”).  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 37, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 47, is the Chief Executive Officer of Centerline and is the Senior Vice President of RIAI.  He is responsible both for financial restructurings of real estate properties and directing Centerline’s acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates L.P. 625 Madison Avenue New York, NY 10022	$1,000 capital contribution – directly owned	100%

Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2008, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2) (3)	7.6%

J. Michael Fried	4,453.20	(2) (3) (4)	7.6%

Alan P. Hirmes	4,453.20	(2) (3) (4)	7.6%

Stuart J. Boesky	4,453.20	(2) (3) (4)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3) (4)	7.6%

Denise L. Kiley	4,453.20	(2) (3) (4)	7.6%

Robert L. Levy	-		-

Andrew J. Weil	-		-

All executive officers of the general partner of the Related General Partner as a group (four persons)	4,453.20	(2) (3) (4)	7.6%

(1)  The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)  As set forth in Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”) and pursuant to a letter agreement dated November 7, 1997 among the Partnership, Lehigh I and the General Partner (the “Standstill Agreement”), Lehigh I agreed that, prior to November 7, 2007 (the “Standstill Expiration Date”), it would not and it would cause certain affiliates, including Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), not to (i) acquire, attempt to acquire or make a proposal to acquire, directly or indirectly, more than 45% (including BACs acquired through all other means) of the outstanding BACs, (ii) seek to propose to enter into, directly or indirectly, any merger, consolidation, business combination, sale or acquisition of assets, liquidation, dissolution or other similar transaction involving the Partnership, (iii) make, or in any way participate, directly or indirectly, in any “solicitation” of “proxies” or “consents” (as such terms are used in the proxy rules of the Commission) to vote any voting securities of the Partnership, (iv) form, join or otherwise participate in a “group” (within the meaning of Section 13 (d)(3) of the Securities and Exchange Act of 1934) with respect to any voting securities of the Partnership, except those affiliates bound by the Standstill Agreement will not be deemed to have violated it and formed a “group” solely by acting in accordance with the Standstill Agreement, (v) disclose in writing to any third party any intention, plan or arrangement inconsistent with the terms of the Standstill Agreement, or (vi) loan money to, advise, assist or encourage any person in connection with any action inconsistent with the terms of the Standstill Agreement. In addition, Lehigh I agreed that until the Standstill Expiration Date it would not sell any BACs acquired by it unless the buyer of such BACs agreed to be bound by the Standstill Agreement; provided, however, Lehigh I was permitted to make transfers in the secondary market to any purchaser which represented that following such sale it would not own three percent (3%) or more of the BACs outstanding. By the terms of the Standstill Agreement, Lehigh I also agreed to vote its BACs in the same manner as a majority of all voting BACs holders; provided, however, Lehigh I was entitled to vote its BACs as it determines with regard to any proposal (i) to remove the General Partner as a general partner of the Partnership or (ii) concerning the reduction of any fees, profits, distributions or allocations for the benefit of the General Partner or its affiliates. The address of each of the Partnership, Lehigh I and the General Partner is 625 Madison Avenue, New York, New York 10022.

(3)  All of such BACs represent BACs owned directly by Lehigh I and Lehigh II, for which the Managing Member serves as managing member. As of May 28, 2008, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2008 and 2007 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $54,900 for each year.

Audit – Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $11,500 for each of the years ended December 31, 2007 and 2006.

All Other Fees
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2008 and 2007	41

	Consolidated Statements of Operations for the Years Ended March 31, 2008, 2007 and 2006	42

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2008, 2007 and 2006	43

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2008, 2007 and 2006	44

	Notes to Consolidated Financial Statements	45

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	64

	Schedule I - Condensed Financial Information of Registrant	65

	Schedule III - Real Estate and Accumulated Depreciation	68

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	58

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	61

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)	62

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)	63

	*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Lincoln Renaissance	PA
United Germano – Millgate Limited Partnership	IL
Mansion Court Associates	PA
Derby Run Associates, L.P.	VA
Renaissance Plaza ‘93 Associates, L.P.	MD
Tasker Village Associates	PA
Martha Bryant Manor, L.P.	CA
Colden Oaks Limited Partnership	CA
Brynview Terrace, L.P.	CA
NLEDC, L.P.	CA
Creative Choice Homes VI, Ltd.	FL
P & P Homes for the Elderly, L.P.	CA
Clear Horizons Limited Partnership	LA
Neptune Venture, L.P.	NJ
Affordable Green Associates L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
General Partner

Date:	June 20, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	June 20, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy Robert L. Levy	Chief Financial Officer, Principal Accounting Officer and Director of Related Independence Associates Inc.	June 20, 2008

/s/ Andrew J. Weil Andrew J. Weil	President and Chief Executive Officer of Related Independence Associates Inc.	June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 20, 2008 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2007, 2006, and 2005 Fiscal Years and Schedule III at March 31, 2008.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnership’s net losses aggregated $328,608 (2007 Fiscal Year), $2,427,008 (2006 Fiscal Year) and $446,896 (2005 Fiscal Year), and their assets aggregated $5,546,949 and $6,202,614 at March 31, 2008 and 2007, respectively.  Management’s plan in regard to this matter is also described in Note 11(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 20, 2008

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2008	2007

Cash and cash equivalents	$620,890	$538,573
Cash held in escrow	23,683	23,683
Investment in subsidiary partnerships	11,001,638	11,548,036
Other assets	35,695	35,927

Total assets	$11,681,906	$12,146,219

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$5,128,618	$4,421,629

Other liabilities	0	15,745

Total liabilities	5,128,618	4,437,374

Partners’ capital	6,553,288	7,708,845

Total liabilities and partners’ capital	$11,681,906	$12,146,219

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2008	2007	2006

Revenues

Other income	$26,446	$24,546	$15,581

Expenses

Administrative and management	99,628	126,862	106,883
Administrative and management-related parties	736,264	675,874	746,008

Total expenses	835,892	802,736	852,891

Loss from operations	(809,446)	(778,190)	(837,310)

Equity in loss of subsidiary partnerships	(346,111)	(1,992,257)	(1,542,535)

Net loss	$(1,155,557)	$(2,770,447)	$(2,379,845)

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net loss	$(1,155,557)	$(2,770,447)	$(2,379,845)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships	346,111	1,992,257	1,542,535

(Increase) decrease in assets:

Other assets	232	(333)	(261)

Increase (decrease) in liabilities:

Due to general partners and affiliates	706,989	600,976	127,701
Other liabilities	(15,745)	(1,138)	5,976

Total adjustments	1,037,587	2,591,762	1,675,951

Net cash used in operating activities	(117,970)	(178,685)	(703,894)

Net cash from financing activities:

Distributions from subsidiary partnerships	200,287	161,087	215,198

Net cash provided by financing activities	200,287	161,087	215,198

Net increase (decrease) in cash and cash equivalents	82,317	(17,598)	(488,696)

Cash and cash equivalents, beginning of year	538,573	556,171	1,044,867

Cash and cash equivalents, end of year	$620,890	$538,573	$556,171

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

United Germano Millgate Limited Partnership
Chicago, IL	$8,046,502	$580,000	$6,070,477	$11,165,320	$585,374	$17,230,422	$17,815,796	$10,499,447	1993-94	Oct. 1993	10-25
Lincoln Renaissance
Reading, PA	2,553,000	0	5,240,173	241,095	5,373	5,475,895	5,481,268	1,967,023	1993-94	Apr. 1993	20-40
Mansion Court Associates
Philadelphia, PA	1,505,862	19,072	3,224,984	(2,179,708)	25,095	1,039,253	1,064,348	151,491	1993-94	Nov. 1993	20-40
Derby Run Associates L.P.
Hampton, VA	6,607,904	407,410	3,069,628	5,014,755	409,771	8,082,022	8,491,793	2,704,565	1994-95	Feb. 1994	27.5-40
Renaissance Plaza Assoc.
Baltimore, MD	6,625,418	684,255	9,840,170	4,445,748	686,616	14,283,557	14,970,173	4,661,016	1994-95	Feb. 1994	27.5
Tasker Village
Philadelphia, PA	1,784,881	18,235	0	3,994,309	20,596	3,991,948	4,012,544	1,342,019	1994-95	May 1994	40
Martha Bryant Manor, L.P.
Los Angeles, CA	7,528,506	966,577	0	10,813,712	968,938	10,811,351	11,780,289	4,535,488	1994-95	Sept. 1994	15-27.5
Colden Oaks Limited Partnership
Los Angeles, CA	5,344,391	922,790	0	2,094,111	925,151	2,091,750	3,016,901	1,264,946	1994-95	Sept. 1994	31
Brynview Terrace Limited Partnership
Los Angeles, CA	985,452	175,943	0	1,451,423	178,304	1,449,062	1,627,366	611,224	1994-95	Sept. 1994	15-27.5
NLEDC, L.P.
Los Angeles, CA	4,204,649	624,000	0	5,884,672	626,361	5,882,311	6,508,672	2,519,378	1994-95	Sept. 1994	27.5
Creative Choice Homes VI Ltd.
Miami, FL	3,446,744	650,072	13,134	5,628,792	652,433	5,639,565	6,291,998	2,336,717	1994-95	Sept. 1994	40
P&P Homes for the Elderly, L.P.
Los Angeles, CA	6,202,003	0	0	10,034,207	642,360	9,391,847	10,034,207	3,350,192	1994-95	Sept. 1994	30
Clear Horizons Limited Partnership
Shreveport, LA	597,231	15,304	2,058,729	326,367	17,665	2,382,735	2,400,400	1,204,725	1994-95	Dec. 1994	27.5
Neptune Venture L.P.
Neptune Township, NJ	0	460,631	10,151,873	221,252	462,465	10,371,291	10,833,756	3,100,296	1995-96	Apr. 1995	40
Affordable Green Associates L.P.
New York, NY	2,137,940	20,500	3,506,961	51,338	22,334	3,556,465	3,578,799	1,632,928	1995-96	May 1995	27

	$57,570,483	$5,544,789	$43,176,129	$59,187,393	$6,228,836	$101,679,475	$107,908,311	$41,881,455

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2008
(continued)

	Cost of Property and Equipment			Accumulated Depreciation
	Years Ended March 31,
	2008	2007	2006	2008	2007	2006

Balance at beginning of period	$108,196,511	$110,372,697	$110,064,122	$39,185,607	$36,905,293	$33,532,575
Additions during period:
Improvements	359,311	840,747	308,575
Depreciation expense				3,343,359	3,264,123	3,372,718

Deductions during period:
Dispositions and impairments	(647,511)	(3,016,933)	0	(647,511)	(983,809)	0

Balance at close of period	$107,908,311	$108,196,511	$110,372,697	$41,881,455	$39,185,607	$36,905,293

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