Form 10-Q
period 2008-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2008-08-13
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - Financial Information

Item 1. Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $42,701,589 and $41,881,455, respectively	$65,205,067	$66,026,856
Cash and cash equivalents	1,041,760	1,085,780
Cash held in escrow	3,503,829	3,227,451
Deferred costs, net of accumulated amortization of $171,926 and $162,618, respectively	235,079	244,387
Other assets	483,781	416,162
Total assets	$70,469,516	$71,000,636
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$57,422,940	$57,570,483
Accounts payable	826,364	788,866
Security deposit payable	434,568	438,516
Accrued interest	21,004,561	20,403,716
Due to local general partners and affiliates	2,684,090	2,618,806
Due to general partner and affiliates	5,686,022	5,515,118
Total liabilities	88,058,545	87,335,505
Minority interest	(1,485,538)	(1,482,100)
Commitments and contingencies (Note 3)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(15,418,507)	(14,180,292)
General partner	(684,984)	(672,477)
Total partners’ deficit	(16,103,491)	(14,852,769)
Total liabilities and partners’ deficit	$70,469,516	$71,000,636

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues
Rental income	$2,680,814	$2,646,249
Other income	83,368	85,155

Total revenues	2,764,182	2,731,404

Expenses
General and administrative	716,589	680,589
General and administrative-related parties (Note 2)	263,879	279,323
Repairs and maintenance	715,414	633,951
Operating	434,582	392,873
Taxes	200,639	183,045
Insurance	172,346	184,330
Financial	685,451	686,556
Depreciation and amortization	829,442	826,716

Total expenses	4,018,342	3,867,383

Loss before minority interest	(1,254,160)	(1,135,979)
Minority interest in loss of subsidiary partnerships	3,438	2,750

Net loss	$(1,250,722)	$(1,133,229)

Net loss-limited partners	$(1,238,215)	$(1,121,897)

Number of BACs outstanding	58,928	58,928

Net loss per BAC	$(21.01)	$(19.04)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ deficit – April 1, 2008	$(14,852,769)	$(14,180,292)	$(672,477)
Net loss	(1,250,722)	(1,238,215)	(12,507)
Partners’ deficit – June 30, 2008	$(16,103,491)	$(15,418,507)	$(684,984)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Decrease) Increase in Cash and Cash Equivalents
(Unaudited)

	Three Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,250,722)	$(1,133,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	829,442	826,716
Minority interest in loss of subsidiaries	(3,438)	(2,750)
Increase in accounts payable	37,498	627,601
(Decrease) increase in security deposit payable	(3,948)	2,778
Increase in accrued interest	600,845	291,499
Increase (decrease) in cash held in escrow	(173,845)	149,135
Increase in other assets	(67,619)	(134,337)
Increase in due to local general partners and affiliates	29,851	0
Decrease in due to local general partners and affiliates	(10,881)	(16,073)
Increase in due to general partner and affiliates	170,904	89,417
Total adjustments	1,408,809	1,833,986

Net cash provided by operating activities	158,087	700,758

Cash flows from investing activities:
Disposals of/improvements to property and equipment	1,655	(136,718)
Increase in cash held in escrow	(102,533)	(458,269)
Increase (decrease) in due to local general partners and affiliates	44,501	(3,345)

Net cash used in investing activities	(56,377)	(598,332)

Cash flows from financing activities:
Principal payments of mortgage notes	(147,543)	(158,339)
Increase in due to general partners and affiliates	1,813	0
Increase in deferred costs	0	(16,088)

Net cash used in financing activities	(145,730)	(174,427)

Net decrease in cash and cash equivalents	(44,020)	(72,001)

Cash and cash equivalents at beginning of period	1,085,780	975,857
Cash and cash equivalents at end of period	$1,041,760	$903,856

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and fifteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”).  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30.  The Partnership’s fiscal quarter ends June 30, in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated. All subsidiaries have fiscal quarters ending March 31.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $7,000 and $6,000 for the three months ended June 30, 2008 and 2007, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership. In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2008, the results of operations and its cash flows for the three months ended June 30, 2008 and 2007, respectively.  However, the operating results for the three months ended June 30, 2008 may not be indicative of the results for the year.

New Accounting Pronouncements
In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities.  This statement is effective for the Partnership’s year ending March 31, 2010.  The provisions of this statement will not have a material impact on the consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,
	2008	2007

Partnership management fees (a)	$136,500	$136,500
Expense reimbursement (b)	32,029	52,258
Local administrative fee (c)	10,500	9,875
Total general and administrative-General Partner	179,029	198,633
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	84,850	80,690
Total general and administrative-related parties	$263,879	$279,323

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s agreement of limited partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $4,983,000 and $4,847,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d)  Property management fees incurred by the Local Partnerships amounted to $189,738 and $177,927 for the three months ended June 30, 2008 and 2007, respectively.  Of these fees, $84,850 and $80,690, respectively, were incurred to affiliates of the Local General Partners.

Note 3 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes VI Ltd. (“Creative Choice”)
Creative Choice incurred a net loss of $66,477 during the three months ended June 30, 2008.  During 2007, the local general partner funded $68,836 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2007, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds.  Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817.  As of December 31, 2007, all hurricane repairs and renovations had been completed and a balance of approximately $634,500 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  At the time of the fire, the units were out of service due to the damage caused by the hurricane.  These nine units remain out of service at December 31, 2007.  The estimate of the cost of the damage is $733,586.  As of December 31, 2007, $351,906 of its insurance proceeds had been received to cover the cost of immediate repair work and securing the location. Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $421,983 remains payable as of December 31, 2007 to Naimisha Construction.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

The Partnership’s investment in Creative Choice at June 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $66,000 and $26,000 for the three months ended June 30, 2008 and 2007, respectively.

The above circumstances called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

b)  Subsidiary Partnerships – Other

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $22,941 for the three months ended June 30, 2008.  In prior years and in 2007, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2007, the project had 18 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner could make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  The options include assistance from the local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at June 30, 2008 and March 31, 2008 was zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $23,000 for the three months ended June 30, 2008 and 2007, respectively.

In accordance with SFAS No. 144, the Partnership previously deemed the building of Mansion Court impaired during the year ended March 31, 2007 and wrote it down to its fair value of approximately $906,000, which resulted in a loss on impairment of approximately $1,342,000.  Fair value was obtained from an appraisal after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at December 31, 2007, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

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

e)  Other

The Partnership and Beneficial Assignment Certificates (“BACs”) holders began to recognize the low-income housing credit (“Tax Credit”) with respect to an apartment complex (“Property”) when the periods of the Partnership’s entitlement to claim Tax Credits for such Property commenced (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service) (“Credit Period”).  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership’s existence.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.   As of December 31, 2007, all the Local Partnerships have completed their Credit Periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2008, the Partnership has invested all of its net proceeds in fifteen Local Partnerships. Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term

The Partnership’s primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships. However, none of these sources provides a material amount of funds.

For the three months ended June 30, 2008, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($44,000).  This decrease was due to principal payments of mortgage notes ($148,000) and an increase in cash held in escrow relating to investing activities ($103,000), which exceeded disposals of property and equipment ($2,000) a net increase due to local general partners and affiliates relating to investing and financing activities ($46,000), and cash provided by operating activities ($158,000).   Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($829,000).

At June 30, 2008, there was approximately $316,000 in the working capital reserves at the Partnership level.  For the three months ended June 30, 2008, the Partnership received no distributions.  Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments.  These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three ended June 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,239,570 and $2,074,788, respectively.

Accounts payable as of June 30, 2008 and March 31, 2008 were $826,364 and $788,866, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

Accrued interest payable as of June 30, 2008 and March 31, 2008 was $21,004,561 and $20,403,716, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,983,000 and $4,847,000 were accrued and unpaid as of June 30, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 3.  Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which have fully utilized their Tax Credits.  As of December 31, 2007, all the Local Partnerships have completed their tax credit periods, and the Partnership has met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements
The Partnership has no off-balance sheet arrangements.

Tabular disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2008.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008.

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

Through June 30, 2008, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2008 and 2007, consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 1% for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an increase in rental rates approved by HUD at one Local Partnership, a decrease in vacancies at a second and third Local Partnership and an increase in rental rates at several Local Partnerships, partially offset by a decrease due to excess HUD collections recorded in first quarter of 2007 which were subsequently corrected in the following quarter at a fourth Local Partnership.

Total expenses, excluding repairs and maintenance and operating, remained fairly consistent with an increase of approximately 1% of the three months ended June 30, 2008 as compared to the corresponding period in 2007.

Repairs and maintenance increased approximately $81,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to expenses incurred on completing work related to fire damages not covered by insurance proceeds at one Local Partnership, an increase in security costs offset by a reduction in payroll costs at a second Local Partnership and an increase in repairs payroll, replacement costs and decorating and grounds contracts and materials at a third Local Partnership.

Operating expense increased approximately $42,000 for the three months ended June 30, 2008 as compared to the corresponding period in 2007, primarily due to an increase in gas and electricity costs offset by a reduction in the water provision at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2008.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2008.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2008, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The partnership’s annual report on Form 10-K did not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings – None

Item 1A.	Risk Factors – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
General Partner

Date:	August 13, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 13, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer