Form 10-Q
period 2008-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2008-11-06
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I - Financial Information

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $43,535,557 and $41,881,455, respectively	$64,408,499	$66,026,856
Cash and cash equivalents	1,009,976	1,085,780
Cash held in escrow	3,581,587	3,227,451
Deferred costs, net of accumulated amortization of $179,825 and $162,618, respectively	227,180	244,387
Other assets	445,957	416,162
Total assets	$69,673,199	$71,000,636
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$57,267,385	$57,570,483
Accounts payable	816,964	788,866
Security deposit payable	450,077	438,516
Accrued interest	21,392,614	20,403,716
Due to local general partners and affiliates	2,690,108	2,618,806
Due to general partner and affiliates	5,777,390	5,515,118
Total liabilities	88,394,538	87,335,505
Minority interest	(1,520,200)	(1,482,100)
Commitments and contingencies (Note 4)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(16,505,178)	(14,180,292)
General partner	(695,961)	(672,477)
Total partners’ deficit	(17,201,139)	(14,852,769)
Total liabilities and partners’ deficit	$69,673,199	$71,000,636

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Revenues
Rental income	$2,674,817	$2,594,936	$5,355,631	$5,241,185
Other income	99,573	81,953	182,941	167,108
Total revenues	2,774,390	2,676,889	5,538,572	5,408,293
Expenses
General and administrative	614,803	572,222	1,331,393	1,252,811
General and administrative-related parties (Note 2)	261,634	263,104	525,512	542,427
Repairs and maintenance	738,121	711,649	1,453,535	1,345,600
Operating	382,528	363,008	817,110	755,881
Taxes	191,482	184,463	392,121	367,508
Insurance	167,329	179,324	339,675	363,654
Financial	676,890	679,402	1,362,341	1,365,958
Depreciation and amortization	841,867	824,660	1,671,309	1,651,376
Total expenses	3,874,654	3,777,832	7,892,996	7,645,215
Loss before minority interest	(1,100,264)	(1,100,943)	(2,354,424)	(2,236,922)
Minority interest in loss of subsidiary partnerships	2,616	2,018	6,054	4,768
Net loss	$(1,097,648)	$(1,098,925)	$(2,348,370)	$(2,232,154)
Net loss-limited partners	$(1,086,672)	$(1,087,936)	$(2,324,886)	$(2,209,832)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Net loss per BAC	$(18.44)	$(18.46)	$(39.45)	$(37.50)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ deficit – April 1, 2008	$(14,852,769)	$(14,180,292)	$(672,477)
Net loss	(2,348,370)	(2,324,886)	(23,484)
Partners’ deficit – September 30, 2008	$(17,201,139)	$(16,505,178)	$(695,961)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Decrease in Cash and Cash Equivalents
(Unaudited)

	Six Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net loss	$(2,348,370)	$(2,232,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,671,309	1,651,376
Minority interest in loss of subsidiaries	(6,054)	(4,768)
Increase in accounts payable	28,098	298,953
Increase in security deposit payable	11,561	1,071
Increase in accrued interest	988,898	1,181,157
(Increase) decrease in cash held in escrow	(233,940)	188,406
Increase in other assets	(29,795)	(496,446)
Increase in due to local general partners and affiliates	31,433	445
Decrease in due to local general partners and affiliates	(9,639)	(23,961)
Increase in due to general partner and affiliates	262,272	286,068
Total adjustments	2,714,143	3,082,301
Net cash provided by operating activities	365,773	850,147
Cash flows from investing activities:
Improvements to property and equipment	(35,745)	(270,790)
Increase in cash held in escrow	(120,196)	(160,171)
Increase in due to local general partners and affiliates	47,695	220,733
Net cash used in investing activities	(108,246)	(210,228)
Cash flows from financing activities:
Principal payments of mortgage notes	(303,098)	(654,103)
Increase in due to local general partners and affiliates	1,813	0
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(32,046)	0
Net cash used in financing activities	(331,331)	(654,103)
Net decrease in cash and cash equivalents	(75,804)	(14,184)
Cash and cash equivalents at beginning of period	1,085,780	975,857
Cash and cash equivalents at end of period	$1,009,976	$961,673

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
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

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30.  The Partnership’s fiscal quarter ends September 30, in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated.  All subsidiaries have fiscal quarters ending June 30.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership.  Such losses aggregated approximately $7,000 and $8,000 and $14,000 and $14,000 for the three and six months ended September 30, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2008, the results of operations for the three and six months ended September 30, 2008 and 2007 and its cash flows for the six months ended September 30, 2008 and 2007, respectively.  However, the operating results for the six months ended September 30, 2008 may not be indicative of the results for the year.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  This statement was issued with the intent to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements for those entities that have outstanding non-controlling interest in one or more subsidiaries.  The effective date for this provision is for fiscal years beginning after December 15, 2008.  The Partnership is currently evaluating the impact of the provisions of this statement on the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles.  The standard is effective 60 days following Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards.  SFAS No. 162 is not expected to have an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Partnership management fees (a)	$136,500	$136,500	$273,000	$273,000
Expense reimbursement (b)	32,029	36,624	64,057	88,882
Local administrative fee (c)	10,500	9,875	21,000	19,750
Total general and administrative-General Partner	179,029	182,999	358,057	381,632
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	82,605	80,105	167,455	160,795
Total general and administrative-related parties	$261,634	$263,104	$525,512	$542,427

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s agreement of limited partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $5,120,000 and $4,847,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d)  Property management fees incurred by the Local Partnerships amounted to $186,406 and $190,321 and $376,144 and $368,248 for the three and six months ended September 30, 2008 and 2007, respectively.  Of these fees, $82,605 and $80,105 and $167,455 and $160,795, respectively, were incurred to affiliates of the Local General Partners.

Note 3 – Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$57,267,385	$57,267,385	$0	$0	$57,267,385

Note 4 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes VI Ltd. (“Creative Choice”)
Creative Choice incurred a net loss of $124,041 during the six months ended September 30, 2008.  During 2007, the local general partner funded $68,836 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.

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

The Partnership’s investment in Creative Choice at September 30, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $124,000 and $45,000 for the six months ended September 30, 2008 and 2007, respectively.

The above circumstances called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

b)  Subsidiary Partnerships – Other

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $63,458 for the six months ended September 30, 2008.  In prior years and in 2007, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2007, the project had 18 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner could make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  The options include assistance from the local government housing agencies and could include transfer of ownership.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The Partnership’s investment in Mansion Court at September 30, 2008 and March 31, 2008 was zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $63,000 and $43,000 for the six months ended September 30, 2008 and 2007, respectively.

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

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2008, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term

The Partnership’s primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.  However, none of these sources provides a material amount of funds.

For the three and six months ended September 30, 2008, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($76,000).  This decrease was due to principal payments of mortgage notes ($303,000), an increase in cash held in escrow relating to investing activities ($120,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($32,000) and improvements to property and equipment ($36,000), which exceeded a net increase in due to local general partners and affiliates relating to investing and financing activities ($50,000) and cash provided by operating activities ($366,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,671,000).

At September 30, 2008, there was approximately $242,000 in the working capital reserves at the Partnership level.  For the six months ended September 30, 2008, the Partnership received approximately $10,000 in distributions.  Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments.  These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,094,263 and $2,010,666 and $4,333,834 and $4,085,454, respectively.

Accounts payable as of September 30, 2008 and March 31, 2008 were $816,964 and $788,866, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

Accrued interest payable as of September 30, 2008 and March 31, 2008 was $21,392,614 and $20,403,716, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $5,120,000 and $4,847,000 were accrued and unpaid as of September 30, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 4.  Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership will eliminate the ability to generate future Tax Credits from such Local Partnership and may also result in recapture of Tax Credits, if the investment is lost before the expiration of the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2008.

Fair Value Measurements

In the first quarter of 2008, we adopted SFAS No. 157, “Fair Value Measurements”, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect our own assumptions.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.  We, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “The Effective Date of FASB Statement No. 157”, will defer application on SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until first quarter 2009.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At September 30, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At September 30, 2008		Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$57,267,385	$57,267,385	$0	$0	$57,267,385

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

Through September 30, 2008, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the six months ended September 30, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 3% and 2% for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in rental rates approved by HUD at one Local Partnership and increases in rental rates at several other Local Partnerships.

Other income increased approximately $18,000 and $16,000 for the three and six months ended September 30, 2008 as compared to the corresponding periods in 2007 primarily due to an increase in interest income, laundry income, late charges and damages at one Local Partnership partially offset by a decrease in interest income at a second Local Partnership.

Total expenses remained fairly consistent with increases of approximately 3% for both three and six months ended September 30, 2008 as compared to the corresponding periods in 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	RELATED INDEPENDENCE ASSOCIATES INC.,
General Partner

Date:	November 6, 2008			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 6, 2008			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer