Form 10-Q
period 2008-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2009-02-05
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]  No  ☒

PART I - Financial Information

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $44,385,550 and $41,881,455, respectively	$63,567,715	$66,026,856
Cash and cash equivalents	1,135,434	1,085,780
Cash held in escrow	3,573,602	3,227,451
Deferred costs, net of accumulated amortization of $190,706 and $162,618, respectively	216,299	244,387
Other assets	560,588	416,162
Total assets	$69,053,638	$71,000,636
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$57,104,842	$57,570,483
Accounts payable	836,895	788,866
Security deposit payable	450,530	438,516
Accrued interest	21,891,516	20,403,716
Due to local general partners and affiliates	2,720,407	2,618,806
Due to general partner and affiliates	5,956,406	5,515,118
Total liabilities	88,960,596	87,335,505
Minority interest	(1,532,705)	(1,482,100)
Commitments and contingencies (Note 4)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(17,666,561)	(14,180,292)
General partner	(707,692)	(672,477)
Total partners’ deficit	(18,374,253)	(14,852,769)
Total liabilities and partners’ deficit	$69,053,638	$71,000,636

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Revenues
Rental income	$2,768,817	$2,455,585	$8,124,448	$7,696,770
Other income	86,233	75,376	269,174	242,484
Total revenues	2,855,050	2,530,961	8,393,622	7,939,254
Expenses
General and administrative	613,540	600,104	1,944,933	1,852,915
General and administrative-related parties (Note 2)	257,276	300,692	782,788	843,119
Repairs and maintenance	926,363	756,917	2,379,898	2,102,517
Operating	301,430	282,745	1,118,540	1,038,626
Taxes	217,704	226,147	609,825	593,655
Insurance	163,663	200,684	503,338	564,338
Financial	689,619	750,727	2,051,960	2,116,685
Depreciation and amortization	860,874	931,150	2,532,183	2,582,526
Total expenses	4,030,469	4,049,166	11,923,465	11,694,381
Loss before minority interest	(1,175,419)	(1,518,205)	(3,529,843)	(3,755,127)
Minority interest in loss (income) of subsidiary partnerships	2,305	(4,252)	8,359	516
Net loss	$(1,173,114)	$(1,522,457)	$(3,521,484)	$(3,754,611)
Net loss-limited partners	$(1,161,383)	$(1,507,232)	$(3,486,269)	$(3,717,065)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Net loss per BAC	$(19.71)	$(25.58)	$(59.16)	$(63.08)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner

Partners’ deficit – April 1, 2008	$(14,852,769)	$(14,180,292)	$(672,477)
Net loss	(3,521,484)	(3,486,269)	(35,215)
Partners’ deficit – December 31, 2008	$(18,374,253)	$(17,666,561)	$(707,692)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(3,521,484)	$(3,754,611)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,532,183	2,582,526
Minority interest in loss of subsidiaries	(8,359)	(516)
Increase in accounts payable	48,030	1,272,791
Increase (decrease) in security deposit payable	12,014	(43,348)
Increase in accrued interest payable	1,487,800	1,500,604
(Increase) decrease in cash held in escrow	(117,362)	368,212
Increase in other assets	(144,426)	(498,399)
Increase (decrease) in due to local general partners and affiliates	7,659	(242,330)
Increase in due to general partner and affiliates	441,288	451,536
Total adjustments	4,258,827	5,391,076
Net cash provided by operating activities	737,343	1,636,465
Cash flows from investing activities:
Improvements to property and equipment	(44,954)	(316,988)
Increase in cash held in escrow	(228,789)	(201,671)
Increase (decrease) in due to local general partners and affiliates	102,295	(676,614)
Net cash used in investing activities	(171,448)	(1,195,273)
Cash flows from financing activities:
Principal payments of mortgage notes	(465,641)	(367,738)
Decrease in due to local general partner and affiliates	(8,353)	(5,000)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(42,247)	0
Net cash used in financing activities	(516,241)	(372,738)
Net increase in cash and cash equivalents	49,654	68,454
Cash and cash equivalents at beginning of period	1,085,780	975,857
Cash and cash equivalents at end of period	$1,135,434	$1,044,311

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
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

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31.  The Partnership’s fiscal quarter ends December 31, in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated.  All subsidiaries have fiscal quarters ending September 30.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 31.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership.  Such losses aggregated approximately $7,000 and $17,000 and $21,000 and $31,000 for the three and nine months ended December 31, 2008 and 2007, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any.  Losses attributable to minority interests which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2008, the results of operations for the three and nine months ended December 31, 2008 and 2007 and its cash flows for the nine months ended December 31, 2008 and 2007, respectively.  However, the operating results for the nine months ended December 31, 2008 may not be indicative of the results for the year.

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which addresses the application of Statement of Financial Accounting Standards (“SFAS”) No.157 for illiquid financial instruments.  FSP FAS 157-3 clarifies that approaches to determining fair value other than the market approach may be appropriate when the market for a financial asset is not active.  We do not expect the adoption of FSP FAS 157-3 to have a material effect on our consolidated financial statements.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007

Partnership management fees (a)	$136,500	$136,500	$409,500	$409,500
Expense reimbursement (b)	27,892	74,382	91,949	163,264
Local administrative fee (c)	10,500	9,875	31,500	29,625
Total general and administrative-General Partner	174,892	220,757	532,949	602,389
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	82,384	79,935	249,839	240,730
Total general and administrative-related parties	$257,276	$300,692	$782,788	$843,119

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s agreement of limited partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $5,256,000 and $4,847,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

(d)  Property management fees incurred by the Local Partnerships amounted to $198,487 and $177,970 and $574,631 and $546,218 for the three and nine months ended December 31, 2008 and 2007, respectively.  Of these fees, $82,384 and $79,935 and $249,839 and $240,730, respectively, were incurred to affiliates of the Local General Partners.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$57,104,842	$57,104,842	$0	$0	$57,104,842

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

Note 4 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes VI Ltd. (“Creative Choice”)
Creative Choice incurred a net loss of $190,898 during the nine months ended December 31, 2008.  During 2008, the Local General Partner funded approximately $148,000 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2007, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds and acted as trustee of the funds.  Creative Choice was reimbursed by insurance proceeds in the amount of $1,433,817.  As of December 31, 2008, all hurricane repairs and renovations had been completed and a balance of approximately $634,500 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  At the time of the fire, the units were out of service due to the damage caused by the hurricane, and the estimate of the cost of the damage was $733,586.  These nine units are in service at December 31, 2008.  As of December 31, 2008, $567,370 of its insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $206,519 remains payable as of December 31, 2008 to Naimisha Construction.

The above circumstances called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

The Partnership’s investment in Creative Choice at December 31, 2008 and March 31, 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $191,000 and $66,000 for the nine months ended December 31, 2008 and 2007, respectively.

b)  Subsidiary Partnerships – Other

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $96,254 for the nine months ended December 31, 2008.  In prior years and in 2007, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2007, the project had 18 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency (“PHFA”) noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner could make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  The options include assistance from the local government housing agencies and could include transfer of ownership.

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

The Partnership’s investment in Mansion Court at December 31, 2008 and March 31, 2008 was zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $96,000 and $68,000 for the nine months ended December 31, 2008 and 2007, respectively.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

e)  Other

The Partnership and Beneficial Assignment Certificates (“BACs”) holders began to recognize the low-income housing credit (“Tax Credit”) with respect to an apartment complex (“Property”) when the periods of the Partnership’s entitlement to claim Tax Credits for such Property commenced (for each Property, generally ten years from the date of investment or, if later, the date the Property is placed in service) (“Credit Period”).  Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership’s existence.  Tax Credits not recognized in the first three years will be recognized in the 11th through 13th years.  Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  None of the Local Partnerships in which the Partnership has acquired an interest has suffered an event of recapture.  As of December 31, 2007, all the Local Partnerships had completed their Credit Periods, and the Partnership had met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2008, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term

The Partnership’s primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.  However, none of these sources provides a material amount of funds.

For the three and nine months ended December 31, 2008, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately ($50,000).  This increase was due to cash provided by operating activities ($737,000) and a net increase in due to local general partners and affiliates relating to investing and financing activities ($94,000), which exceeded principal payments of mortgage notes ($466,000), an increase in cash held in escrow relating to investing activities ($229,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($42,000) and improvements to property and equipment ($45,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,532,000).

At December 31, 2008, there was approximately $238,000 in the working capital reserves at the Partnership level.  For the nine months ended December 31, 2008, the Partnership received approximately $10,000 in distributions from the Local Partnerships.  Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments.  These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2008 and 2007, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,222,700 and $2,066,597 and $6,556,534 and $6,152,051, respectively.

Accounts payable as of December 31, 2008 and March 31, 2008 were $836,895 and $788,866, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

Accrued interest payable as of December 31, 2008 and March 31, 2008 was $21,891,516 and $20,403,716, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $5,256,000 and $4,847,000 were accrued and unpaid as of December 31, 2008 and March 31, 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  At December 31, 2008, the carrying amount of the Partnership’s mortgage notes payable approximated fair value as their contractual interest rates approximated market yields for similar debt instruments.

	At December 31, 2008		Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
	Cost	Fair Value	Level 1	Level 2	Level 3
LIABILITIES:
Mortgage notes	$57,104,842	$57,104,842	$0	$0	$57,104,842

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

Through December 31, 2008, the Partnership has recorded approximately $5,871,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the nine months ended December 31, 2008 and 2007 consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 13% and 6% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in rental rates, an increase in Section 8 rental subsidy income and a decrease in vacancies at one Local Partnership, decreases in vacancies at four other Local Partnerships, as well as rental rate increases at several Local Partnerships.

Other income increased approximately $11,000 and $27,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in laundry income and tenant charges at one Local Partnership and an increase in late fees and early termination fees at a second Local Partnership.

Total expenses, excluding general and administrative-related parties, repairs and maintenance and insurance, remained fairly consistent with increases of approximately 1% and 3% for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007.

General and administrative-related parties expense decreased approximately $43,000 and $60,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to a decrease in expense reimbursement charges at the Partnership level.

Repairs and maintenance expense increased approximately $169,000 and $277,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to an increase in appliance and carpet replacements, security costs and supplies and materials at one Local Partnership, an increase in janitorial expenses, security services and repair and maintenance contracts at a second Local Partnership and an increase in fire safety contracts, exterior building repairs, trash removal costs, maintenance supplies and electrical expenses at a third Local Partnership, partially offset by a decrease in repair and maintenance contracts at a fourth Local Partnership and a decrease in carpet and flooring repairs, painting and decorating contracts and fire safety contracts at a fifth Local Partnership.

Insurance expense decreased approximately $37,000 and $61,000 for the three and nine months ended December 31, 2008 as compared to the corresponding periods in 2007, primarily due to over-accruals in the prior year at three Local Partnerships as well as overall decreases in insurance premiums at several Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2008, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2008.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2008, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	February 5, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 5, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer