Form 10-K
period 2009-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2009-06-19
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Limited Partnership Interests and Beneficial Assignment Certificates

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes o  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  o

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  o   No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  o   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2008 was ($16,505,000) based on Limited Partner equity (deficit) as of such date.

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership. As of March 31, 2009, the Partnership held interests in fifteen Local Partnerships and does not anticipate making any additional investments. However, the Partnership may be required to pay for potential purchase price adjustments based on tax credit adjustor clauses. As of March 31, 2009, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering has been invested in fifteen Local Partnerships, of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds.  See Item 2.  Properties below.

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).  At December 31, 2008, Mansion Court Associates was required to recapture $190,635 of low-income housing tax credits.  As of December 31, 2008, all the Local Partnerships have completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2009, the Partnership recorded approximately $463,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2009, the Partnership has recorded approximately $6,334,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Partnership holds a 98.99% limited partnership interest in fifteen Local Partnerships as of March 31, 2009.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Item 15. Schedule III.

Local Partnership Schedule

Name and Location	Date Acquired	% of Units Occupied at May 1,
		2009	2008	2007	2006	2005

Lincoln Renaissance
Reading, PA (52)	April 1993	94%	94%	94%	90%	98%

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993	97%	95%	95%	98%	87%

Mansion Court Associates
Philadelphia, PA (30)	November 1993	27%	33%	50%	70%	87%

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	98%	91%	94%	96%	98%

Renaissance Plaza ‘93 Associates , L.P.
Baltimore, MD (95)	February 1994	98%	97%	95%	98%	99%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	96%	89%	96%	100%	100%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	95%	96%	99%	95%	99%

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	95%	97%	100%	100%	97%

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	100%	75%	100%	100%	100%

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	98%	100%	98%	95%	98%

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	98%	83%	86%	57%	99%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	98%	98%	98%	96%	96%

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	94%	99%	95%	94%	96%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	100%	98%	99%	100%	100%

Affordable Green Associates L.P.
New York, NY (41)	April 1995	100%	100%	100%	100%	100%

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

In connection with investments in Apartment Complexes in development stage, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations.  The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2009, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings.  Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds. In some instances, the Local General Partners have been required to undertake an obligation to comply with a Rent-Up Guaranty Agreement, whereby the Local General Partner has agreed to pay liquidated damages if predetermined occupancy rates are not achieved. These payments are made without a right of repayment. In cases where the General Partner has deemed it appropriate, the obligations of a Local General Partner under the Development Deficit, Operating Deficit and/or Rent-Up Guarantees have been secured by letters of credit and/or cash escrow deposits.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 31, 2009, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2009, the Partnership has approximately 3,429 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2009.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Through March 31, 2009, the Partnership has invested all of the net proceeds of its Offering in fifteen Local Partnerships of which approximately $282,000 remains to be paid (including approximately $24,000 being held in escrow).

Short-Term

The Partnership’s primary source of funds is a working capital reserve and interest thereon. This source of funds is available to meet obligations of the Partnership.  At March 31, 2009, there was a balance of approximately $295,000 in the working capital reserve. The General Partner believes that these reserves, plus cash distributions to be received from the operations of the Local Partnerships, will be sufficient (subject to the continued deferral of fees payable to the General Partner) to fund the Partnership’s ongoing operations for the foreseeable future.  During the years ended March 31, 2009 and 2008, amounts received from operations of the Local Partnerships were approximately $139,000 and $200,000, respectively. Management anticipates receiving distributions from operations in the future, although not to a level sufficient to permit providing cash distributions to BACs holders.

For the year ended March 31, 2009, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $214,000.  This increase was due to a decrease in cash held in escrow relating to investing activities ($313,000) and cash provided by operating activities ($980,000) which exceeded improvements to property and equipment ($275,000), net principal payments of mortgage notes ($625,000), capitalization of consolidated subsidiaries attributable to minority interest ($147,000) and a decrease in due to local general partners and affiliates relating to investing and financing activities ($32,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($3,441,000) and loss on impairment of property ($463,000).

Total expenses for the years ended March 31, 2009 and 2008, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of property, totaled $8,613,462 and $8,225,472, respectively.

Accounts payable as of March 31, 2009 and 2008 was $747,108 and $788,866, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.   Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, the Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Accrued interest as of March 31, 2009 and 2008 was $22,239,687 and $20,403,716, respectively.  Accrued interest represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Partnership management fees owed to the General Partner amounting to approximately $5,393,000 and $4,847,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively (see Note 8 in Item 8).  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy. The Partnership has invested the proceeds of its Offering in 15 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods.  As of December 31, 2007, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.  At December 31, 2008, Mansion Court Associates was required to recapture $190,635 of low-income housing tax credits.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2009 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$56,945,695	$3,022,189	$4,529,177	$7,444,397	$41,949,932
Loans payable to local general partner and affiliates (b)	236,994	236,994	-	-	-
	$57,182,689	$2,386,888	$5,401,472	$7,444,397	$41,949,932

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

During the year ended March 31, 2009, the Partnership recorded approximately $463,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2009, the Partnership has recorded approximately $6,334,000 as an aggregate loss on impairment of property.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

	2009	2008

Interest	$59,718	$112,445
Other	325,757	241,091

Total other revenue	$385,475	$353,536

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years, respectively).

The net loss for the 2008 and 2007 Fiscal Years totaled $5,241,348 and $4,941,817, respectively.

The Partnership and BACs holders began to recognize Tax Credits with respect to a Property when the Credit Period for such Property commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2007, Credit Periods had expired for all properties.

2008 vs. 2007

The Partnership’s results of operations for the 2008 and 2007 Fiscal Years consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 4% for the 2008 Fiscal Year as compared to the 2007 Fiscal Year, primarily due to an increase in rental subsidy income and a decrease in vacancies at three Local Partnerships and rental increases and vacancy decreases at several other Local Partnerships, partially offset by an increase in vacancies at two other Local Partnerships.

Repairs and maintenance increased approximately $267,000 for the 2008 Fiscal Year as compared to the 2007 Fiscal Year, primarily due to an increase in security costs at one Local Partnership, an increase in common area maintenance and exterminating contracts at a second Local Partnership, an increase in deck, balcony and roof repairs at a third Local Partnership, an increase in repair contracts at a fourth Local Partnership and an increase in maintenance and cable contracts and carpet replacements at a fifth Local Partnership.

Results of Operations of Certain Local Partnerships

Creative Choice Homes VI Ltd. (“Creative Choice”)
The financial statements for Creative Choice have been prepared assuming that Creative Choice will continue as a going concern.  Creative Choice incurred a net loss of $278,712 and negative cash flow from operations of $64,733 during the year ended December 31, 2008.  During 2008, the Local General Partner funded $142,095 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability to increase revenues and reduce operating expenses to return to profitable operations and the Local General Partner’s ability to fund operating losses.  The financial statements do not include any adjustments that might be necessary if Creative Choice is unable to continue as a going concern.

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

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  At the time of the fire, the units were out of service due to the damage caused by the hurricane.  These nine units are in service at December 31, 2008.  As of December 31, 2008, $567,370 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $206,519 remains payable as of December 31, 2008 to Naimisha Construction.

The Partnership’s investment in Creative Choice at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $279,000 and $225,000 for the 2008 and 2007 Fiscal Years.

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $587,171 (including loss on impairment of $463,402) and $103,323 for the 2008 and 2007 Fiscal Years, respectively.  In prior years and in 2008, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2008, the project had 22 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $587,000 and $103,000 for the 2008 and 2007 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty other than from the recognition of an impairment of the rental property in 2008 and 2006 as described below.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court further impaired and in addition to an earlier writedown of approximately $1,342,000, wrote it down to its new reduced fair value of approximately $338,000, which resulted in a further loss on impairment of approximately $463,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at December 31, 2008, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

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

Item 8.	Financial Statements and Supplementary Data
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Balance Sheets at March 31, 2009 and 2008	33

	Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008	34

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2009 and 2008	35

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	36

	Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners’ capital (deficit), and cash flows for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fourteen (Fiscal 2008 and 2007) subsidiary partnerships whose losses aggregated $4,120,828 and $3,889,304 for the 2008 and 2007 Fiscal Years, respectively, and whose assets constituted 91% and 90% of the Partnership’s assets at March 31, 2009 and 2008, respectively, presented in the accompanying consolidated financial statements.  The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended March 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnership’s net losses aggregated $841,207 (2008 Fiscal year) and $328,608 (2007 Fiscal year), and their assets aggregated $4,748,430 and $5,546,949 at March 31, 2009 and 2008, respectively.  Management’s plan in regard to this matter is also described in Note 11(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 17, 2009

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2008 and 2007, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2008 and 2007, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 19, 2009 on our consideration of the Lincoln Renaissance’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and on compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 25 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership
Chicago, Illinois

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2008 and 2007, and the related statements of operations, partners' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2008 and 2007, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated February 25, 2009, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters.  The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information in Schedule I on page nine is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
February 25, 2009
Batavia, Illinois

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2008 and 2007, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2008 and 2007, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  Furthermore, the Partnership has a net deficiency in partners’ equity.  Those conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 10.

In accordance with Government Auditing Standards, we have also issued a report dated April 4, 2009 on our consideration of the Mansion Court Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
April 4, 2009

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Derby Run Associates, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia

We have audited the accompanying balance sheets of Derby Run Associates, L.P. (A Virginia Limited Partnership) as of December 31, 2008 and 2007, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derby Run Associates, L.P. as of December 31, 2008 and 2007, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States and America.

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

/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 27, 2009

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 2008, and the related statements of operations, partners' equity (deficit) and cash flows for year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2008, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 27, 2009, on our consideration of Renaissance Plaza 93 Associates, L.P.’s internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated February 27, 2009, on Renaissance Plaza 93 Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that applicable to DHCD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplementary information on pages 24 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 27, 2009

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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 29, 2008

Lead Auditor:  Nelson D. Gomez

[REZNICK GROUP, P.C. LETTERHEAD]

INDEPENDENT AUDITORS’ REPORT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2008 and 2007, and the related statements of profit and loss, partners' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2008 and 2007, and the results of its operations, changes in partners’ equity (deficit), and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 19, 2009, on our consideration of Tasker Village Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance.  That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The 2008 supplemental information on pages 25 through 28 is presented for purposes of additional analysis and is not a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 19, 2009

Lead Auditor:  Michael A. Cumming, CPA
Email id:  mike.cumming@reznickgroup.com

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Martha Bryant Manor, L.P.
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor, L.P. at December 31, 2008 and the related statements of loss, changes in partners' capital, and cash flow for the year then ended.  These financial statements are the responsibility of Martha Bryant Manor, L.P.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor, L.P. at December 31, 2008 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Martha Bryant Manor, L.P.’s internal control over financial reporting as of December 31, 2008, based on Public Company Accounting Oversight Board Standards and my report dated February 19, 2009, expressed a disclaimer of a opinion.

/s/ Clifford R. Benn, CPA
February 19, 2009
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

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Martha Bryant Manor, L.P.’s internal control over financial reporting as  of December 31, 2007, based on Public Company Accounting Oversight Board Standards and my report dated February 8, 2008, expressed a disclaimer of a opinion.

/s/ Clifford R. Benn, CPA
February 8, 2008
Carson, California

[Letterhead of MARVIN D. MASON]

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in the material respects, the financial position of Colden Oaks, a California Limited Partnership, as of December 31, 2008 and 2007, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles general accepted in the United States of America.

/s/ Marvin Mason
Tarzana, California
March 9, 2009

[Letterhead of CLIFFORD R. BENN, CPA]

INDEPENDENT AUDITOR'S REPORT

General Partner
Brynview Terrace, Limited Partnership
Los Angeles, California

I have audited the balance sheet of Brynview Terrace, Limited Partnership, at December 31, 2007 and 2008, and the related statements of loss, changes in partners' capital, and cash-flow for the years then ended.  These financial statements are the responsibility of Brynview Terrace, Limited Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America.  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brynview Terrace Limited Partnership on December 31, 2007 and 2008, and the results of its operations and its cash-flow for the years then ended in conformity with generally accepted accounting principles used in the United States of America.

I also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Brynview Terrace Limited Partnership’s internal control over financial reporting as of December 31, 2007 and 2008, based on Public Company Accounting Oversight Board Standards and my report dated February 19, 2009, expressed a disclaimer of an opinion.

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
February 19, 2009
Carson, California

[Letterhead of MARVIN D. MASON]

Independent Auditor's Report

To the Partners of
NLEDC, L.P., A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of NLEDC, L.P., a California Limited Partnership, as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership's management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, at December 31, 2008 and 2007, and the results of its operations, changes in partners’ equity and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Marvin Mason
Tarzana, California
March 16, 2009

[Letterhead of ROBERT G CLAPHAM ACCOUNTANCY CORPORATION]

Independent Auditor's Report

To the Partners of
P & P Home for the Elderly, L.P.
Los Angeles, California

We have audited the accompanying statements of financial position of P & P Home for the Elderly, L.P., as of December 31, 2008, and the related statements of income and changes in capital and cash flows for the year then ended.  The financial statements are the responsibility of the project’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P., at December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles as applied in the United States of America.

The financial statements for the year ended December 31, 2007, were audited by another independent accountant, who expressed an unqualified opinion on the statements on February 18, 2008.

Our audit were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supporting information included in the report are presented for the purposes of additional analysis and are not a required part of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Robert G. Clapham, President
Robert G. Clapham Accountancy Corporation
Altadena, California
February 12, 2009

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
Tarzana, California
February 18, 2008

[Letterhead of REZNICK GROUP, P.C.]

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Clear Horizons Limited Partnership
Shreveport, Louisiana

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, as of December 31, 2008, and the related statements of income, partners’ capital and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership, at December 31, 2008, and the results of its operations, changes in partners’ capital, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 23, 2009 on our consideration of Clear Horizons Limited Partnership's internal control over financial reporting.  The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting.  In accordance with Government Auditing Standards, we have also issued an opinion dated March 23, 2009, on Clear Horizons Limited Partnership’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program.  Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The accompanying supplemental information on pages 22 through 34 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Baltimore, Maryland
March 23, 2009

Lead Auditor:  Scott H. Szeliga, CPA

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
April 10, 2008

Lead Auditor:  Mary E. Norwood, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Neptune Venture, L.P.

We have audited the accompanying balance sheet of Neptune Venture, L.P. as of December 31, 2008, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of December 31, 2008 and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 18, 2009

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2008

[Letterhead of LAWLOR & O'BRIEN, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2008 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2008 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 15, 2009

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

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 27, 2008

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2009	2008

Property and equipment net, less accumulated depreciation (Notes 2, 4 and 7)	$62,427,780	$66,026,856
Cash and cash equivalents (Notes 2, 3 and 11)	1,300,092	1,085,780
Cash held in escrow (Notes 3 and 5)	2,970,379	3,227,451
Deferred costs, less accumulated amortization (Notes 2 and 6)	213,461	244,387
Other assets	397,259	416,162

	$67,308,971	$71,000,636

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable (Note 7)	$56,945,695	$57,570,483
Accounts payable	747,108	788,866
Security deposits payable	457,037	438,516
Accrued interest	22,239,687	20,403,716
Due to local general partners and affiliates (Note 8)	2,545,330	2,618,806
Due to general partner and affiliates (Note 8)	6,108,050	5,515,118

	89,042,907	87,335,505

Minority interest	(1,639,819)	(1,482,100)

Commitments and contingencies (Notes 7, 8 and 11)

Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(19,369,227)	(14,180,292)
General partner	(724,890)	(672,477)

Total partners’ deficit	(20,094,117)	(14,852,769)

Total liabilities and partners’ deficit	$67,308,971	$71,000,636

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008

Revenues

Rental income	$10,879,637	$10,416,979
Other income	385,475	353,536
	11,265,112	10,770,515
Expenses
General and administrative	2,744,276	2,650,292
General and administrative-related parties (Note 8)	1,247,679	1,354,051
Repairs and maintenance	2,870,745	2,604,092
Operating	1,585,261	1,492,298
Taxes	767,796	816,115
Insurance	645,384	662,675
Financial, principally interest	2,751,684	2,763,329
Depreciation and amortization	3,441,141	3,381,681
Loss on impairment of property (Note 4)	463,402	0
Total expenses	16,517,368	15,724,533

Loss before minority interest	(5,252,256)	(4,954,018)

Minority interest in loss of subsidiary partnerships	10,908	12,201

Net loss	$(5,241,348)	$(4,941,817)

Net loss - limited partners	$(5,188,935)	$(4,892,399)

Number of BACs outstanding	58,928	58,928

Net loss per BAC	$(88.05)	$(83.02)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	Total	Limited Partners	General Partners

Partners deficit – April 1, 2007	$(9,910,952)	$(9,287,893)	$(623,059)

Net loss	(4,941,817)	(4,892,399)	(49,418)

Partners deficit – March 31, 2008	(14,852,769)	(14,180,292)	(672,477)

Net loss	(5,241,348)	(5,188,935)	(52,413)

Partners deficit – March 31, 2009	$(20,094,117)	$(19,369,227)	$(724,890)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(5,241,348)	$(4,941,817)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,441,141	3,381,681
Loss on impairment of property	463,402	0
Minority interest in loss of subsidiary partnerships	(10,908)	(12,201)
(Increase) decrease in assets:
Cash held in escrow	(55,603)	201,835
Other assets	18,903	45,481
Increase (decrease) in liabilities:
Accounts payable	(41,758)	(78,287)
Security deposit payable	18,521	13,924
Accrued interest	1,835,971	1,754,363
Due to local general partners and affiliates	(41,208)	(206,519)
Due to general partner and affiliates	592,932	752,489
Total adjustments	6,221,393	5,852,766

Net cash provided by operating activities	980,045	901,949

Cash flows from investing activities:
Improvements to property and equipment	(274,541)	(359,311)
Decrease (increase) in cash held in escrow	312,675	456,251
Decrease in due to local general partners and affiliates	(215,464)	(481,023)
Insurance proceeds	0	0
Net cash used in investing activities	(177,330)	(384,083)

Cash flows from financing activities:
Principal payments of mortgage notes	(624,788)	(1,055,918)
Proceeds from mortgage notes	0	600,000
Increase in deferred costs	0	(45,189)
Increase in due to local general partners and affiliates	300,056	294,439
Decrease in due to local general partners and affiliates	(116,860)	(1,813)
Decrease in capitalization of consolidated subsidiaries attributable to minority interest	(146,811)	(208,462)

Net cash used in financing activities	(588,403)	(416,943)

Net increase (decrease) in cash and cash equivalents	214,312	109,923

Cash and cash equivalents at beginning of year	1,085,780	975,857

Cash and cash equivalents at end of year	$1,300,092	$1,085,780

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$1,159,845	$1,361,222

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – General

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

The Partnership owns interests in fifteen subsidiary partnerships as of March 31, 2009.

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

NOTE 2 – Summary of Significant Accounting Policies

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

The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less minority interest capital, if any. Losses attributable to minority interest which exceed the minority interests’ investment in a subsidiary partnership have been charged to the Partnership. Such losses aggregated approximately $34,000 and $30,000 for the years ended March 31, 2009 and 2008 (the 2008 and 2007 Fiscal Years), respectively.  In consolidation, all subsidiary partnership losses are included in the Partnership’s capital account except for losses allocated to minority interest capital.  As of March 31, 2009, distributions to several minority interests have exceeded their investments.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

During the year ended March 31, 2009, the Partnership recorded approximately $463,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2009, the Partnership has recorded approximately $6,334,000 as an aggregate loss on impairment of property.

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

Other revenues include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2009	2008

Interest	$59,718	$112,445
Other	325,757	241,091

Total other revenue	$385,475	$353,536

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

j)  Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP amends FASB Statement No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends APB Opinion No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

In April 2009, the FASB issued FSP NO. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP provides additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased when compared with normal market activity for the asset or liability.  A significant decrease in the volume or level of activity for the asset of liability is an indication that transactions or quoted prices may not be determinative of fair value because transactions may not be orderly.  In that circumstance, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
During the first quarter of 2008, we adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

As permitted, we chose not to elect the fair value option as prescribed by FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” – Including an Amendment of FASB Statement No. 115, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under SFAS No. 159.

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.  The following are financial instruments for which the Partnership’s estimate of fair value differs from the carrying amounts:

	At March 31, 2009		At March 31, 2008
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$56,945,695	$59,517,631	$57,570,483	$59,995,235

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

	March 31,		Estimated Useful Lives (Years)
	2009	2008

Land	$6,228,836	$6,228,836	-
Building and improvements	100,160,871	100,638,653	10-40
Furniture and fixtures	1,225,363	1,040,822	5-10
	107,615,070	107,908,311
Less: Accumulated depreciation	(45,187,290)	(41,881,455)

	$62,427,780	$66,026,856

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

Depreciation expense for the years ended March 31, 2009 and 2008 amounted to $3,410,215 and $3,343,359, respectively.  Additionally, $104,379 and $647,511 of accumulated depreciation on dispositions was written-off during the years ended March 31, 2009 and 2008, respectively.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court Associates further impaired and wrote it down to its fair value which resulted in an additional loss on impairment of approximately $463,000 (consisting of approximately $568,000 of fixed assets and approximately $104,000 of accumulated depreciation).  In addition to an earlier writedown of approximately $1,342,000, the property was further written down to its fair value of approximately $338,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2009	2008

Purchase price payments*	$23,683	$23,683
Real estate taxes, insurance and other	634,661	603,593
Reserve for replacements	1,843,318	2,155,993
Tenant security deposits	468,717	444,182

	$2,970,379	$3,227,451

*Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2009	2008

Financing costs	$373,302	$373,302	*
Other	33,703	33,703	various
	407,005	407,005
Less: Accumulated amortization	(193,544)	(162,618)

	$213,461	$244,387

*Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2009 and 2008 amounted to $30,926 and $38,322, respectively.

NOTE 7 – Mortgage Notes Payable

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

One mortgage note with a balance of $2,586,407 and $2,933,390 at December 31, 2008 and 2007, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Derby Run Associate L.P.’s mortgage note payable in the original amount of $6,900,000 is held by Centerline Finance Corporation (formerly PW Funding), an affiliate of the General Partner.  The mortgage note balance was $6,498,388 and $6,607,904 as of December 31, 2008 and 2007, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Annual principal payment requirements for mortgage notes payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2009	$3,022,189
2010	1,722,185
2011	2,806,992
2012	6,763,431
2013	680,966
Thereafter	41,949,932
$56,945,695

Accrued interest payable as of March 31, 2009 and 2008 was approximately $22,240,000 and $20,404,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $23,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

Creative Choice Homes VI, Ltd (“Creative Choice”)
Creative Choice’s subordinate mortgage note with Dade County, Florida is collateralized by a third deed of trust on the rental property.  The note dated April 1995, in the original amount of $861,000, bears interest at a rate of 3.00% per annum.  The original agreement called for quarterly interest-only payments for the first five years.  Beginning in the sixth year, principal and interest payments would be due quarterly based on a thirty year amortization period.  All outstanding principal and interest payments would be due at the end of the fifteen year period.  However, Dade County has agreed to modifications of the note and in 2005, the outstanding accrued interest of $11,295 was deferred and included in the balance of the note leaving a balance of $872,295 on the note at December 31, 2005.  During 2006, only one quarter of interest was paid, leaving the note in technical default.  Creative Choice has been in default of this note since the second quarter of 2006.  The balance of accrued interest at December 31, 2008 is $71,078.

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2009 and 2008 were as follows:

	Years Ended March 31,
	2009	2008

Partnership management fees (a)	$546,000	$546,000
Expense reimbursement (b)	132,218	190,264
Local administrative fees (d)	43,500	91,500
Total general and administrative - General Partner	721,718	827,764
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners (c)	525,961	526,287
Total general and administrative - related parties	$1,247,679	$1,354,051

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $5,393,000 and $4,847,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $110,000 and $239,000 were accrued and unpaid as of March 31, 2009 and 2008, respectively.

(c)
Property and incentive management fees incurred by subsidiary partnerships amounted to $976,604 and $928,863 for the years ended March 31, 2009 and 2008, respectively.  Of these fees $525,961 and $526,287 were earned by affiliates of the Local General Partners, which include $198,750 and $198,750 of incentive management fees at one Local Partnership.

(d)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2009 and 2008 consists of the following:

	March 31,
	2009	2008

Operating advances	$796,131	$612,935
Development fee payable	295,810	295,810
Construction costs payable	1,223,269	1,438,733
Management and other operating advances	(6,874)	34,334
Loans payable to local general partner and affiliates (a)	236,994	236,994
	$2,545,330	$2,618,806

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2009.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2009	2008

Financial statement net loss	$(5,241,348)	$(4,941,817)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(486,639)	(600,503)
Tax exempt interest income	0	(23,869)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	13,157	(21,685)
Accrued interest not deductible for tax purposes until paid	1,600,687	1,194,794
Non-deductible loss on impairment of Property	463,402	0
Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	130,939	731,221
Net loss as shown on the income tax return for the calendar year ended	$(3,519,802)	$(3,661,859)

NOTE 10 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2009 and 2008.

OPERATIONS	Quarter Ended
	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009

Revenues	$2,764,182	$2,774,390	$2,855,050	$2,871,490
Operating expenses	(4,018,342)	(3,874,654)	(4,030,469)	(4,593,903)
Loss before minority interest	(1,254,160)	(1,100,264)	(1,175,419)	(1,722,413)
Minority interest in loss of subsidiaries	3,438	2,616	2,305	2,549
Net loss	$(1,250,722)	$(1,097,648)	$(1,173,114)	$(1,719,864)
Net loss per weighted average BAC	$(21.01)	$(18.44)	$(19.71)	$(28.89)

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

OPERATIONS	Quarter Ended
	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008

Revenues	$2,731,404	$2,676,889	$2,530,961	$2,831,261
Operating expenses	(3,867,383)	(3,777,832)	(4,049,166)	(4,030,152)
Loss before minority interest	(1,135,979)	(1,100,943)	(1,518,205)	(1,198,891)
Minority interest in loss (income) of subsidiaries	2,750	2,018	(4,252)	11,685
Net loss	$(1,133,229)	$(1,098,925)	$(1,522,457)	$(1,187,206)
Net loss per weighted average BAC	$(19.04)	$(18.46)	$(25.58)	$(19.94)

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern and Uncertainties

Creative Choice Homes VI Ltd. (“Creative Choice”)
The financial statements for Creative Choice have been prepared assuming that Creative Choice will continue as a going concern.  Creative Choice incurred a net loss of $278,712 and negative cash flow from operations of $64,733 during the year ended December 31, 2008.  During 2008, the Local General Partner funded $142,095 to cover operating costs.  Also, Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability to increase revenues and reduce operating expenses to return to profitable operations and the Local General Partner’s ability to fund operating losses.  The financial statements do not include any adjustments that might be necessary if Creative Choice is unable to continue as a going concern.

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

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  At the time of the fire, the units were out of service due to the damage caused by the hurricane.  These nine units are in service at December 31, 2008.  As of December 31, 2008, $567,370 of insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $206,519 remains payable as of December 31, 2008 to Naimisha Construction.

The Partnership’s investment in Creative Choice at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Creative Choice’s net loss after minority interest amounted to approximately $279,000 and $225,000 for the 2008 and 2007 Fiscal Years.

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $587,171 (including loss on impairment of $463,402) and $103,323 for the 2008 and 2007 Fiscal Years, respectively.  In prior years and in 2008, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, particularly related party payables.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2008, the project had 22 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2009 and 2008 was reduced to zero as a result of prior years’ losses and the minority interest balance was $0 at each date.  Mansion Court’s net loss after minority interest amounted to approximately $587,000 and $103,000 for the 2008 and 2007 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty other than from the recognition of an impairment of the rental property in 2008 and 2006 as described below.

During the year ended March 31, 2009, in accordance with SFAS No. 144, the Partnership deemed the building of Mansion Court further impaired and in addition to an earlier writedown of approximately $1,342,000, wrote it down to its new reduced fair value of approximately $338,000, which resulted in a further loss on impairment of approximately $463,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at December 31, 2008, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2009, uninsured cash and cash equivalents approximated $196,000.

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

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the Credit Period for such Property (generally ten years from the date of investment or, if later, the date the Property is leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2007, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.  At December 31, 2008, Mansion Court was required to recapture $190,635 of low-income housing tax credits.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2009.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2009, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

The Partnership’s Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting.  The Partnership’s internal control over financial reporting was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only this report.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

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

ROBERT L. LEVY, 43, is the Chief Financial Officer of Centerline.  Mr. Levy is also the Chief Financial Officer of American Mortgage Acceptance Company, a publicly traded real estate investment trust managed by an affiliate of Centerline (“AMAC”).  Mr. Levy is responsible for overseeing the Corporate Finance, Capital Markets, Accounting, Budgeting, Tax and Treasury departments.  Mr. Levy joined Centerline’s predecessor in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, Mr. Levy was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco.  Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Masters in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

ANDREW J. WEIL, 38, is an Executive Managing Director of Centerline, and is the Head of Centerline’s Affordable Housing Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

MARC D. SCHNITZER, 48, is the Chief Executive Officer of Centerline and is the Senior Vice President of RIAI.  He is responsible both for financial restructurings of real estate properties and directing Centerline’s acquisitions of properties generating Tax Credits. Mr. Schnitzer received a Masters of Business Administration from The Wharton School of the University of Pennsylvania in December 1987 before joining Centerline in January 1988. He held numerous positions with Centerline and its predecessors prior to being appointed CEO in March 2006.  From 1983 to January 1986, he was a financial analyst for the First Boston Corporation in New York. Mr. Schnitzer graduated summa cum laude with a Bachelor of Science in Business Administration from the School of Management at Boston University in May 1983.  Mr. Schnitzer also serves on the Board of Trustees of Centerline and AMAC.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2009, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2) (3)	7.6%

J. Michael Fried	4,453.20	(2) (3)	7.6%

Alan P. Hirmes	4,453.20	(2) (3)	7.6%

Stuart J. Boesky	4,453.20	(2) (3)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3)	7.6%

Denise L. Kiley	4,453.20	(2) (3)	7.6%

Robert L. Levy	-		-

Andrew J. Weil	-		-

All executive officers of the general partner of the Related General Partner as a group (four persons)	4,453.20	(2) (3)	7.6%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)
Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).  All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of May 28, 2009, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(3)
Only Mr. Schnitzer serves as an executive officer of the Managing Member and owns an equity interest therein;  J. Michael Fried, Denise L. Kiley, Stuart J. Boesky and Alan P. Hirmes own only an economic interest.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2009 and 2008 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $57,000 and $56,000, respectively, for each year.

Audit – Related Fees
None

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $11,500 for each of the years ended December 31, 2008 and 2007.

All Other Fees
None

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	12

	Consolidated Balance Sheets at March 31, 2009 and 2008	33

	Consolidated Statements of Operations for the Years Ended March 31, 2009 and 2008	34

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2009 and 2008	35

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2009 and 2008	36

	Notes to Consolidated Financial Statements	37

(a) 2.	Consolidated Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm	54

	Schedule I - Condensed Financial Information of Registrant	55

	Schedule III - Real Estate and Accumulated Depreciation	58

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

Item 15.	Exhibits, Financial Statement Schedules

Subsidiaries of the Registrant (Exhibit 21)	Jurisdiction of Organization

Lincoln Renaissance	PA
United Germano – Millgate Limited Partnership	IL
Mansion Court Associates	PA
Derby Run Associates, L.P.	VA
Renaissance Plaza ‘93 Associates, L.P.	MD
Tasker Village Associates	PA
Martha Bryant Manor, L.P.	CA
Colden Oaks Limited Partnership	CA
Brynview Terrace, L.P.	CA
NLEDC, L.P.	CA
Creative Choice Homes VI, Ltd.	FL
P & P Homes for the Elderly, L.P.	CA
Clear Horizons Limited Partnership	LA
Neptune Venture, L.P.	NJ
Affordable Green Associates L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	June 19, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	June 19, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert L. Levy	Chief Financial Officer, Principal Accounting Officer and Director of Independence Associates GP LLC.	June 19, 2009
Robert L. Levy

/s/ Andrew J. Weil	President and Chief Executive Officer of Independence Associates GP LLC.	June 19, 2009
Andrew J. Weil

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 17, 2009 on page 12, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2008 and 2007 Fiscal Years and Schedule III at March 31, 2009.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnership’s net losses aggregated $841,207 (2008 Fiscal Year) and $328,608 (2007 Fiscal Year), and their assets aggregated $4,748,430 and $5,546,949 at March 31, 2009 and 2008, respectively.  Management’s plan in regard to this matter is also described in Note 11(a).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 17, 2009

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2009	2008

Cash and cash equivalents	$553,781	$620,890
Cash held in escrow	23,683	23,683
Investment in subsidiary partnerships	10,570,517	11,001,638
Other assets	34,015	35,695

Total assets	$11,181,996	$11,681,906

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$5,686,050	$5,128,618

Total liabilities	5,686,050	5,128,618

Partners’ capital	5,495,946	6,553,288

Total liabilities and partners’ capital	$11,181,996	$11,681,906

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2009	2008

Revenues

Other income	$7,667	$26,446

Expenses

Administrative and management	94,708	99,628
Administrative and management-related parties	678,218	736,264

Total expenses	772,926	835,892

Loss from operations	(765,259)	(809,446)

Equity in loss of subsidiary partnerships	(292,083)	(346,111)

Net loss	$(1,057,342)	$(1,155,557)

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,057,342)	$(1,155,557)

Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss of subsidiary partnerships	292,083	346,111

(Increase) decrease in assets:

Other assets	1,680	232

Increase (decrease) in liabilities:

Due to general partners and affiliates	557,432	706,989
Other liabilities	0	(15,745)

Total adjustments	851,195	1,037,587

Net cash used in operating activities	(206,147)	(117,970)

Net cash from financing activities:

Distributions from subsidiary partnerships	139,038	200,287

Net cash provided by financing activities	139,038	200,287

Net (decrease) increase in cash and cash equivalents	(67,109)	82,317

Cash and cash equivalents, beginning of year	620,890	538,573

Cash and cash equivalents, end of year	$553,781	$620,890

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

United Germano Millgate Limited Partnership
Chicago, IL	$7,699,519	$580,000	$6,070,477	$11,259,954	$585,374	$17,325,057	$17,910,431	$11,308,470	1993-94	Oct. 1993	10-25
Lincoln Renaissance
Reading, PA	2,553,000	0	5,240,173	267,727	5,373	5,502,527	5,507,900	2,102,361	1993-94	Apr. 1993	20-40
Mansion Court Associates
Philadelphia, PA	1,505,862	19,072	3,224,984	(2,778,518)	25,095	471,471	496,566	81,912	1993-94	Nov. 1993	20-40
Derby Run Associates L.P.
Hampton, VA	6,498,388	407,410	3,069,628	5,029,133	409,771	8,096,400	8,506,171	2,910,927	1994-95	Feb. 1994	27.5-40
Renaissance Plaza Assoc.
Baltimore, MD	6,613,631	684,255	9,840,170	4,445,748	686,616	14,283,557	14,970,173	5,021,668	1994-95	Feb. 1994	27.5
Tasker Village
Philadelphia, PA	1,784,881	18,235	0	3,994,309	20,596	3,991,948	4,012,544	1,441,118	1994-95	May 1994	40
Martha Bryant Manor, L.P.
Los Angeles, CA	7,493,879	966,577	0	10,865,029	968,938	10,862,668	11,831,606	4,947,052	1994-95	Sept. 1994	15-27.5
Colden Oaks Limited Partnership
Los Angeles, CA	5,319,874	922,790	0	2,094,111	925,151	2,091,750	3,016,901	1,339,658	1994-95	Sept. 1994	31
Brynview Terrace Limited Partnership
Los Angeles, CA	980,559	175,943	0	1,452,282	178,304	1,449,921	1,628,225	665,079	1994-95	Sept. 1994	15-27.5
NLEDC, L.P.
Los Angeles, CA	4,185,146	624,000	0	5,884,672	626,361	5,882,311	6,508,672	2,733,548	1994-95	Sept. 1994	27.5
Creative Choice Homes VI Ltd.
Miami, FL	3,418,796	650,072	13,134	5,628,792	652,433	5,639,565	6,291,998	2,490,949	1994-95	Sept. 1994	40
P&P Homes for the Elderly, L.P.
Los Angeles, CA	6,177,396	0	0	10,034,207	642,360	9,391,847	10,034,207	3,676,372	1994-95	Sept. 1994	30
Clear Horizons Limited Partnership
Shreveport, LA	591,404	15,304	2,058,729	349,721	17,665	2,406,089	2,423,754	1,300,802	1994-95	Dec. 1994	27.5
Neptune Venture L.P.
Neptune Township, NJ	0	460,631	10,151,873	242,997	462,465	10,393,036	10,855,501	3,406,306	1995-96	Apr. 1995	40
Affordable Green Associates L.P.
New York, NY	2,123,360	20,500	3,506,961	92,960	22,334	3,598,087	3,620,421	1,761,068	1995-96	May 1995	27

	$56,945,695	$5,544,789	$43,176,129	$58,863,124	$6,228,836	$101,386,234	$107,615,070	$45,187,290

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2009	2008	2009	2008

Balance at beginning of period	$107,908,311	$108,196,511	$41,881,455	$39,185,607
Additions during period:
Improvements	274,541	359,311
Depreciation expense			3,410,215	3,343,359

Deductions during period:
Dispositions and impairments	(567,782)	(647,511)	(104,380)	(647,511)

Balance at close of period	$107,615,070	$107,908,311	$45,187,290	$41,881,455

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