Form 10-Q
period 2009-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2009-08-07
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 317-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  ☑

PART I - Financial Information

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $46,034,822 and $45,187,290, respectively	$61,580,248	$62,427,780
Cash and cash equivalents	1,213,281	1,300,092
Cash held in escrow	3,217,866	2,970,379
Deferred costs, net of accumulated amortization of $201,274 and $193,544, respectively	205,731	213,461
Other assets	478,995	397,259
Total assets	$66,696,121	$67,308,971
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$56,779,186	$56,945,695
Accounts payable	862,520	747,108
Security deposit payable	465,383	457,037
Accrued interest	22,673,165	22,239,687
Due to local general partners and affiliates	2,508,707	2,545,330
Due to general partner and affiliates	6,288,489	6,108,050
Total liabilities	89,577,450	89,042,907
Commitments and contingencies (Note 4)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(20,496,107)	(19,369,227)
General partner	(736,273)	(724,890)
Independence Tax Credit Plus L.P. II total	(21,232,380)	(20,094,117)
Noncontrolling interests	(1,648,949)	(1,639,819)
Total partners’ deficit	(22,881,329)	(21,733,936)
Total liabilities and partners’ deficit	$66,696,121	$67,308,971

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Revenues
Rental income	$2,854,737	$2,680,814
Other income	72,164	83,368

Total revenues	2,926,901	2,764,182

Expenses
General and administrative	780,828	716,589
General and administrative-related parties (Note 2)	275,982	263,879
Repairs and maintenance	710,918	715,414
Operating	421,494	434,582
Taxes	194,644	200,639
Insurance	160,784	172,346
Financial	674,382	685,451
Depreciation and amortization	855,262	829,442

Total expenses	4,074,294	4,018,342

Net loss	(1,147,393)	(1,254,160)
Net loss attributable to noncontrolling interests	9,130	3,438

Net loss attributable to Independence Tax Credit Plus L.P. II	$(1,138,263)	$(1,250,722)

Net loss-limited partners (BACs holders)	$(1,126,880)	$(1,238,215)

Number of BACs outstanding	58,928	58,928

Net loss per weighted average BAC	$(19.12)	$(21.01)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2009	$(21,733,936)	$(19,369,227)	$(724,890)	$(1,639,819)
Net loss	(1,147,393)	(1,126,880)	(11,383)	(9,130)
Partners’ deficit – June 30, 2009	$(22,881,329)	$(20,496,107)	$(736,273)	$(1,648,949)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,147,393)	$(1,254,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	855,262	829,442
Increase in accounts payable	115,412	37,498
Increase (decrease) in security deposit payable	8,346	(3,948)
Increase in accrued interest	433,478	600,845
Increase in cash held in escrow	(202,390)	(173,845)
Increase in other assets	(81,736)	(67,619)
(Decrease) increase in due to local general partners and affiliates	(53,470)	18,970
Increase in due to general partner and affiliates	180,439	170,904
Total adjustments	1,255,341	1,412,247

Net cash provided by operating activities	107,948	158,087

Cash flows from investing activities:
Increase in cash held in escrow	(45,097)	(102,533)
Disposals of property and equipment	0	1,655
Increase in due to local general partners and affiliates	0	44,501

Net cash used in investing activities	(45,097)	(56,377)
Cash flows from financing activities:
Principal payments of mortgage notes	(166,510)	(147,543)
Increase in due to general partners and affiliates	16,848	1,813

Net cash used in financing activities	(149,662)	(145,730)

Net decrease in cash and cash equivalents	(86,811)	(44,020)

Cash and cash equivalents at beginning of period	1,300,092	1,085,780
Cash and cash equivalents at end of period	$1,213,281	$1,041,760

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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

The Partnership has adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, (“SFAS No. 160”) which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with SFAS No. 160, losses attributable to noncontrolling interests amounted to approximately $9,000 for the three months ended June 30, 2009.  Prior to the adoption of this SFAS, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $7,000 for the three months ended June 30, 2008.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2009, the results of operations and its cash flows for the three months ended June 30, 2009 and 2008, respectively.  However, the operating results for the three months ended June 30, 2009 may not be indicative of the results for the year.

The Partnership has evaluated and disclosed, as applicable, subsequent events through August 7, 2009, the issuance date of these financial statements.

Note 2 - Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008

Partnership management fees (a)	$136,500	$136,500
Expense reimbursement (b)	40,270	32,029
Local administrative fee (c)	10,875	10,500
Total general and administrative-General Partner	187,645	179,029
Property management fees incurred to affiliates of the subsidiary partnerships' general partners (d)	88,337	84,850
Total general and administrative-related parties	$275,982	$263,879

(a)  The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s agreement of limited partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $5,529,000 and $5,393,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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

(d)  Property management fees incurred by the Local Partnerships amounted to $198,394 and $189,738 for the three months ended June 30, 2009 and 2008, respectively.  Of these fees, $88,337 and $84,850, respectively, were incurred to affiliates of the Local General Partners.

Note 3 – Fair Value Measurements

The Partnership adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$56,779,186	$56,779,186	$56,945,695	$59,517,631

Note 4 – Commitments and Contingencies

a)  Subsidiary Partnerships – Going Concern

Creative Choice Homes VI Ltd. (“Creative Choice”)
The Local General Partner funded approximately $142,000 to cover operating costs during the year ended 2008.  Also, Creative Choice is in default of one of its subordinate notes.  Even though Creative Choice reported net income of $5,872 during the three months ended June 30, 2009, these factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds which were subsequently reimbursed to Creative Choice in the amount of $1,433,817.  As of June 30, 2009, all hurricane repairs and renovations had been completed and a balance of approximately $634,500 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  As of June 30, 2009, $567,370 of its insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $206,519 remains payable as of June 30, 2009 to Naimisha Construction.

The above circumstances called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to SFAS No. 144, an impairment loss of $603,733 was recognized on the building and improvements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

The Partnership’s investment in Creative Choice at June 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $0 at each date.  Creative Choice’s net  income (loss) after noncontrolling interests amounted to approximately $6,000 and ($66,000) for the three months ended June 30, 2009 and 2008, respectively.

b)  Subsidiary Partnerships – Other

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $24,030 for the three months ended June 30, 2009.  In prior years and in 2008, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, primarily payable to related parties.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2008, the project had 22 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency (“PHFA”) noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner could make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  The options include assistance from the local government housing agencies and possible transfer of ownership.

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

The Partnership’s investment in Mansion Court at June 30, 2009 and March 31, 2009 was zero as a result of prior years’ losses and the noncontrolling interests balance was $0 at each date.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $24,000 and $23,000 for the three months ended June 30, 2009 and 2008, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2009, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term

The Partnership’s primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.  However, none of these sources provides a material amount of funds.

For the three months ended June 30, 2009, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships decreased approximately ($87,000).  This decrease was due to principal payments of mortgage notes ($167,000) and an increase in cash held in escrow relating to investing activities ($45,000), which exceeded cash provided by operating activities ($108,000) and a net increase due to local general partners and affiliates relating to investing and financing activities ($17,000).  Included in the adjustments to reconcile the net loss to net cash used in operating activities is depreciation and amortization ($855,000).

At June 30, 2009, there was approximately $312,000 in the working capital reserves at the Partnership level.  For the three months ended June 30, 2009, the Partnership received approximately $56,000 in distributions from the Local Partnerships.  Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments.  These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three months ended June 30, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,268,668 and $2,239,570, respectively.

Accounts payable as of June 30, 2009 and March 31, 2009 were $862,520 and $747,108, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

Accrued interest payable as of June 30, 2009 and March 31, 2009 was $22,673,165 and $22,239,687, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $5,529,000 and $5,393,000 were accrued and unpaid as of June 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2009.

Fair Value Measurements

The Partnership adopted the provisions required by SFAS No. 157 relating to financial assets and liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At June 30, 2009		At March 31, 2009
	Carrying Amount	Fair Estimated Value	Carrying Amount	Fair Estimated Value
LIABILITIES:
Mortgage notes	$56,779,186	$56,779,186	$56,945,695	$59,517,631

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009.

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

Through June 30, 2009, the Partnership has recorded approximately $6,334,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2009 and 2008 consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 6% for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to decreases in vacancies at four Local Partnerships, an increase in Section 8 rental subsidy income at two Local Partnerships and increases in rental rates at several Local Partnerships.

Other income decreased approximately $11,000 for the three months ended June 30, 2009 as compared to the corresponding period in 2008, primarily due to an insurance refund received at one Local Partnership.

Total expenses, remained fairly consistent with an increase of approximately 1% for the three months ended June 30, 2009 as compared to the corresponding period in 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2009.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	August 7, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	August 7, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer