Form 10-Q
period 2009-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2009-11-06
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

PART I – Financial Information

Item 1.  Financial Statements

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $46,890,457 and $45,187,290, respectively	$60,724,612	$62,427,780
Cash and cash equivalents	1,311,643	1,300,092
Cash held in escrow	3,306,590	2,970,379
Deferred costs, net of accumulated amortization of $209,015 and $193,544, respectively	197,990	213,461
Other assets	465,144	397,259
Total assets	$66,005,979	$67,308,971
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$56,616,560	$56,945,695
Accounts payable	883,204	747,108
Security deposit payable	458,961	457,037
Accrued interest	23,131,876	22,239,687
Due to local general partners and affiliates	2,477,278	2,545,330
Due to general partner and affiliates	6,468,464	6,108,050
Total liabilities	90,036,343	89,042,907
Commitments and contingencies (Note 4)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(21,397,101)	(19,369,227)
General partner	(744,890)	(724,890)
Independence Tax Credit Plus L.P. II total	(22,141,991)	(20,094,117)
Noncontrolling interests	(1,888,373)	(1,639,819)
Total partners’ deficit	(24,030,364)	(21,733,936)
Total liabilities and partners’ deficit	$66,005,979	$67,308,971
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Revenues
Rental income	$2,840,173	$2,674,817	$5,694,910	$5,355,631
Other income	73,782	99,573	145,946	182,941
Total revenues	2,913,955	2,774,390	5,840,856	5,538,572
Expenses
General and administrative	636,730	614,803	1,438,198	1,331,393
General and administrative-related parties (Note 2)	275,137	261,634	551,119	525,512
Repairs and maintenance	679,748	738,121	1,370,026	1,453,535
Operating	335,177	382,528	756,671	817,110
Taxes	192,350	191,482	386,994	392,121
Insurance	167,482	167,329	328,266	339,675
Financial	680,356	676,890	1,354,738	1,362,341
Depreciation and amortization	863,376	841,867	1,718,638	1,671,309
Total expenses	3,830,356	3,874,654	7,904,650	7,892,996
Net loss	(916,401)	(1,100,264)	(2,063,794)	(2,354,424)
Net loss attributable to noncontrolling interests	6,790	2,616	15,920	6,054
Net loss attributable to Independence Tax Credit Plus L.P. II	$(909,611)	$(1,097,648)	$(2,047,874)	$(2,348,370)
Net loss-limited partners (BACs holders)	$(900,515)	$(1,086,672)	$(2,027,395)	$(2,324,886)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Net loss per weighted average BAC	$(15.28)	$(18.44)	$(34.40)	$(39.45)
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2009	$(21,733,936)	$(19,369,227)	$(724,890)	$(1,639,819)
Net loss	(2,063,794)	(2,027,874)	(20,000)	(15,920)
Distributions	(232,634)	-	-	(232,634)
Partners’ deficit – September 30, 2009	$(24,030,364)	$(21,397,101)	$(744,890)	$(1,888,373)
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2009	2008*

Cash flows from operating activities:
Net loss	$(2,063,794)	$(2,354,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,718,638	1,671,309
Increase in accounts payable	136,096	28,098
Increase in security deposit payable	1,924	11,561
Increase in accrued interest	892,189	988,898
Increase in cash held in escrow	(215,843)	(233,940)
Increase in other assets	(67,885)	(29,795)
Increase in due to local general partners and affiliates	1,106	31,433
Decrease in due to local general partners and affiliates	(54,366)	(9,639)
Increase in due to general partner and affiliates	360,414	262,272
Total adjustments	2,772,273	2,720,197
Net cash provided by operating activities	708,479	365,773
Cash flows from investing activities:
Improvements to property and equipment	-	(35,745)
Increase in cash held in escrow	(120,368)	(120,196)
Increase in due to local general partners and affiliates	-	47,695
Net cash used in investing activities	(120,368)	(108,246)
Cash flows from financing activities:
Principal payments of mortgage notes	(329,135)	(303,098)
(Decrease) increase in due to local general partners and affiliates	(14,791)	1,813
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(232,634)	(32,046)
Net cash used in financing activities	(576,560)	(331,331)
Net increase (decrease) in cash and cash equivalents	11,551	(75,804)
Cash and cash equivalents at beginning of period	1,300,092	1,085,780
Cash and cash equivalents at end of period	$1,311,643	$1,009,976
* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 – General

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

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30.  The Partnership’s fiscal quarter ends September 30, in order to allow adequate time for the subsidiary partnerships’ financial statements to be prepared and consolidated.  All subsidiaries have fiscal quarters ending June 30.  Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through September 30.

All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The Partnership has adopted FASB ASC 810, Noncontrolling Interests in Consolidated Financial Statements, which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with FASB ASC 810, losses attributable to noncontrolling interests amounted to approximately $7,000 and $16,000 for the three and six months ended September 30, 2009.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $7,000 and $14,000 for the three and six months ended September 30, 2008.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2009, the results of operations for the three and six months ended September 30, 2009 and 2008 and its cash flows for the six months ended September 30, 2009 and 2008, respectively.  However, the operating results for the three and six months ended September 30, 2009 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”.  The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Partnership for its second quarter reporting.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Partnership management fees (a)	$136,500	$136,500	$273,000	$273,000
Expense reimbursement (b)	40,269	32,029	80,539	64,057
Local administrative fee (c)	10,875	10,500	21,750	21,000
Total general and administrative-General Partner	187,644	179,029	375,289	358,057
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	87,493	82,605	175,830	167,455
Total general and administrative-related parties	$275,137	$261,634	$551,119	$525,512

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s agreement of limited partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $5,666,000 and $5,393,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$56,616,560	$41,074,174	$56,945,695	$39,563,316

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate.  It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Commitments and Contingencies

a)	Subsidiary Partnerships – Going Concern

Creative Choice Homes VI Ltd. (“Creative Choice”)
The Local General Partner funded approximately $142,000 to cover operating costs during the year ended 2008, and Creative Choice is in default of one of its subordinate notes.  These factors create an uncertainty about Creative Choice’s ability to continue as a going concern.  The ability of Creative Choice to continue as a going concern is dependent on the Local General Partner’s ability and willingness to continue funding operating losses.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice contracted with Naimisha Construction, a related party, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds which were subsequently reimbursed to Creative Choice in the amount of $1,433,817.  As of September 30, 2009, all hurricane repairs and renovations had been completed and a balance of approximately $634,500 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  As of September 30, 2009, $567,370 of its insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, a related party, has been contracted to complete the repairs for $673,889 and $206,519 remains payable as of September 30, 2009 to Naimisha Construction.

The above circumstances called into question the recoverability of the carrying amounts of the building.  As a result, during the year ended December 31, 2006, pursuant to ASC 360, an impairment loss of $603,733 was recognized on the building and improvements.

The Partnership’s investment in Creative Choice at September 30, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $0 at each date.  Creative Choice’s net  income (loss) after noncontrolling interests amounted to approximately $300 and ($124,000) for the six months ended September 30, 2009 and 2008, respectively.

b)	Subsidiary Partnerships – Other

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $48,366 for the six months ended September 30, 2009.  In prior years and in 2009, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, primarily payable to related parties.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of September 30, 2009, the project had 22 vacant units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency (“PHFA”) noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner could make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  The options include assistance from the local government housing agencies and possible transfer of ownership.

During the year ended March 31, 2009, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Mansion Court further impaired and in addition to an earlier writedown of approximately $1,342,000, wrote it down to its new reduced fair value of approximately $338,000, which resulted in a further loss on impairment of approximately $463,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at September 30, 2009, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

The Partnership’s investment in Mansion Court at September 30, 2009 and March 31, 2009 was zero as a result of prior years’ losses and the noncontrolling interests balance was ($1,989) and ($1,500) at each date, respectively.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $48,000 and $63,000 for the six months ended September 30, 2009 and 2008, respectively.

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

e)	Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $200,521 and $186,406 and $398,915 and $376,144 for the three and six months ended September 30, 2009 and 2008, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

f)	Other

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

g)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through November 4, 2009, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2009, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term

The Partnership’s primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.  However, none of these sources provides a material amount of funds.

For the six months ended September 30, 2009, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $12,000.  This increase was provided by operating activities ($708,000), which exceeded principal payments of mortgage notes ($329,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($233,000), an increase in cash held in escrow relating to investing activities $(120,000) and a net decrease due to local general partners and affiliates relating to financing activities ($15,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($1,719,000).

At September 30, 2009, there was approximately $314,000 in the working capital reserves at the Partnership level.  For the six months ended September 30, 2009, the Partnership received approximately $103,000 in distributions from the Local Partnerships.  Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments.  These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and six months ended September 30, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,011,487 and $2,094,263 and $4,280,155 and $4,333,834, respectively.

Accounts payable as of September 30, 2009 and March 31, 2009 were $883,204 and $747,108, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

Accrued interest payable as of September 30, 2009 and March 31, 2009 was $23,131,876 and $22,239,687, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $5,666,000 and $5,393,000 were accrued and unpaid as of September 30, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

Management is not aware of any trends or events, commitments or uncertainties which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.  Management believes the only impact would be from laws that have not yet been adopted.  The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings.  However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  The Partnership has fully invested the proceeds of its offering in fifteen Local Partnerships, all of which have fully utilized their Tax Credits.  As of December 31, 2007, all the Local Partnerships had completed their tax credit periods, and the Partnership had met its primary objective of generating Tax Credits for qualified BACs holders.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2009.

Fair Value Measurements

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents, Investments Available-for-Sale and Cash Held in Escrow
The carrying amount approximates fair value.

Mortgage Notes Payable
The Partnership adopted FASB ASC 820 – “Fair Value Measurements” for financial assets and liabilities.  ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  ASC 820 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

	At September 30, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$56,616,560	$41,074,174	$56,945,695	$39,563,316

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. It was determined that the Tender Option Bond market, through which these bonds have been securitized in the past, continued to see a dramatic slowdown with limited liquidity and significantly reduced transaction levels.  To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business.  The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time, Property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

Through September 30, 2009, the Partnership has recorded approximately $6,334,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2009 and 2008 consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 6% for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to decreases in vacancies at six Local Partnerships, an increase in Section 8 rental subsidy income at two Local Partnerships and increases in rental rates at several Local Partnerships.

Other income decreased approximately $26,000 and $37,000 for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to an insurance refund received in the prior year at one Local Partnership and decreases in laundry, legal, miscellaneous and interest income at a second Local Partnership.

Operating expenses decreased approximately $(47,000) and $(60,000) for the three and six months ended September 30, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in the purchase of gasoline in bulk at one Local Partnership and a decrease in trash removal expense at a second Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2009.

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

(c)    Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended September 30, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	November 6, 2009			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	November 6, 2009			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer