Form 10-Q
period 2009-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2010-02-09
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $47,741,459 and $45,187,290, respectively	$59,873,612	$62,427,780
Cash and cash equivalents	1,356,355	1,300,092
Cash held in escrow	3,574,352	2,970,379
Deferred costs, net of accumulated amortization of $216,741 and $193,544, respectively	190,264	213,461
Other assets	539,450	397,259
Total assets	$65,534,033	$67,308,971
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$56,445,994	$56,945,695
Accounts payable	967,901	747,108
Security deposit payable	475,366	457,037
Accrued interest	23,608,873	22,239,687
Due to local general partners and affiliates	2,418,152	2,545,330
Due to general partner and affiliates	6,650,386	6,108,050
Total liabilities	90,566,672	89,042,907
Commitments and contingencies (Note 4)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(22,199,086)	(19,369,227)
General partner	(753,474)	(724,890)
Independence Tax Credit Plus L.P. II total	(22,952,560)	(20,094,117)
Noncontrolling interests	(2,080,079)	(1,639,819)
Total partners’ deficit	(25,032,639)	(21,733,936)
Total liabilities and partners’ deficit	$65,534,033	$67,308,971
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008*	2009	2008*

Revenues
Rental income	$2,950,227	$2,768,817	$8,645,137	$8,124,448
Other income	77,725	86,233	223,671	269,174
Total revenues	3,027,952	2,855,050	8,868,808	8,393,622
Expenses
General and administrative	642,266	633,487	2,080,464	1,998,204
General and administrative-related parties (Note 2)	286,647	257,276	837,766	782,788
Repairs and maintenance	679,604	926,363	2,059,659	2,379,898
Operating	338,948	301,430	1,085,590	1,118,540
Taxes	191,147	197,757	578,141	556,554
Insurance	158,286	163,663	486,552	503,338
Financial	688,902	689,619	2,043,640	2,051,960
Depreciation and amortization	858,727	860,874	2,577,365	2,532,183
Total expenses	3,844,527	4,030,469	11,749,177	11,923,465
Net loss	(816,575)	(1,175,419)	(2,880,369)	(3,529,843)
Net loss attributable to noncontrolling interests	6,006	2,305	21,926	8,359
Net loss attributable to Independence Tax Credit Plus L.P. II	$(810,569)	$(1,173,114)	$(2,858,443)	$(3,521,484)
Net loss-limited partners (BACs holders)	$(802,463)	$(1,161,383)	$(2,829,859)	$(3,486,269)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Net loss per weighted average BAC	$(13.62)	$(19.71)	$(48.02)	$(59.16)
* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2009	$(21,733,936)	$(19,369,227)	$(724,890)	$(1,639,819)
Net loss	(2,880,369)	(2,829,859)	(28,584)	(21,926)
Distributions	(418,334)	-	-	(418,334)
Partners’ deficit – December 31, 2009	$(25,032,639)	$(22,199,086)	$(753,474)	$(2,080,079)
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008*

Cash flows from operating activities:
Net loss	$(2,880,369)	$(3,529,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,577,365	2,532,183
Increase in accounts payable	220,792	48,030
Increase in security deposit payable	18,329	12,014
Increase in accrued interest	1,369,186	1,487,800
Increase in cash held in escrow	(414,652)	(117,362)
Increase in other assets	(142,191)	(144,426)
(Decrease) increase in due to local general partners and affiliates	(60,086)	7,659
Increase in due to general partner and affiliates	542,336	441,288
Total adjustments	4,111,079	4,267,186
Net cash provided by operating activities	1,230,710	737,343
Cash flows from investing activities:
Improvements to property and equipment	-	(44,954)
Increase in cash held in escrow	(189,320)	(228,789)
Advances made to local general partners and affiliates	-	102,295
Net cash used in investing activities	(189,320)	(171,448)
Cash flows from financing activities:
Principal payments of mortgage notes	(499,701)	(465,641)
Repayment of advances to local general partners and affiliates	(67,092)	(8,353)
Distributions to noncontrolling interests	(418,334)	(42,247)
Net cash used in financing activities	(985,127)	(516,241)
Net increase in cash and cash equivalents	56,263	49,654
Cash and cash equivalents at beginning of period	1,300,092	1,085,780
Cash and cash equivalents at end of period	$1,356,355	$1,135,434
*Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
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

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, losses attributable to noncontrolling interests amounted to approximately $6,000 and $22,000 for the three and nine months ended December 31, 2009.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $7,000 and $21,000 for the three and nine months ended December 31, 2008.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2009, the results of operations for the three and nine months ended December 31, 2009 and 2008 and its cash flows for the nine months ended December 31, 2009 and 2008, respectively.  However, the operating results for the nine months ended December 31, 2009 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In January, 2010, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. This ASU reports on new disclosure requirements — and clarifications of existing requirements — under ASC Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

In January 2010, the FASB issued under ASC Topic 810, Consolidation, ASU 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The objective of ASU 2010-02 is to address implementation issues related to changes in ownership provisions. This ASU clarifies that decreases in ownership provisions within ASC Topic 810-10 applies to a) a subsidiary or group of assets that is a business or nonprofit activity, b) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture or c) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including equity method investee or joint venture).  This ASU clarifies that the decrease in ownership guidance within ASC Topic 810-10 does not apply to the following transactions even if they involve businesses:  a) sales in substance of real estate and b) conveyances of oil and gas mineral rights.  This ASU also expands disclosure requirements for the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of ASC Topic 810-10.  This ASU is effective in the period in which an entity adopts Statement of Financial Accounting Standards (SFAS) No. 160, Non-controlling Interests in Consolidated Financial Statements. If an entity has previously adopted SFAS160, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  Retrospective application to the first period that an entity adopted SFAS 160 is required.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities un the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  The objective of this statement is to replace SFAS No. 162 and to establish the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009 and was adopted by the Partnership for its second quarter reporting.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

In June 2009, the FASB issued under ASC Topic 810-Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 860 – Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term ”participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a 0.01% interest as a special limited partner in each of the Local Partnerships.

The costs incurred to related parties for the three and nine months ended December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Partnership management fees (a)	$136,500	$136,500	$409,500	$409,500
Expense reimbursement (b)	53,814	27,892	134,353	91,949
Local administrative fee (c)	10,875	10,500	32,625	31,500
Total general and administrative-General Partner	201,189	174,892	576,478	532,949
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	85,458	82,384	261,288	249,839
Total general and administrative-related parties	$286,647	$257,276	$837,766	$782,788

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership’s agreement of limited partnership (the “Partnership Agreement”)), for administering the affairs of the Partnership.  Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments.  Unpaid partnership management fees for any year have been accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow).  Partnership management fees owed to the General Partner amounting to approximately $5,802,000 and $5,393,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership would not be in a position to meet its obligations.

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
December 31, 2009
(Unaudited)

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

As permitted, we chose not to elect the fair value option as prescribed by ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$56,445,994	$38,863,909	$56,945,695	$39,563,316

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

During the year ended December 31, 2005, the property incurred hurricane damage.  The total cost to bring the units back into service was approximately $1,800,000.  Creative Choice contracted with Naimisha Construction, an affiliate of the Local General Partner, for $1,600,000 to complete the repairs and renovations of the buildings damaged.  During 2005, emergency insurance proceeds had been received by Creative Choice to offset the cost of immediate repair work.  In 2006, Washington Mutual, the mortgage holder, received the remaining balance of the insurance proceeds which were subsequently reimbursed to Creative Choice in the amount of $1,433,817.  As of December 31, 2009, all hurricane repairs and renovations had been completed and a balance of approximately $634,500 remains payable to Naimisha Construction.

Creative Choice also suffered fire damage on June 20, 2006 affecting nine of its units.  As of December 31, 2009, $567,370 of its insurance proceeds had been received to cover the cost of immediate repair work and securing the location.  Naimisha Construction, an affiliate of the Local General Partner, has been contracted to complete the repairs for $673,889 and $206,519 remains payable as of December 31, 2009 to Naimisha Construction.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

The above circumstances called into question the recoverability of the carrying amounts of the building.  As of December 31, 2009, pursuant to ASC 360, an impairment loss of $603,733 was recognized on the building and improvements.

The Partnership’s investment in Creative Choice at December 31, 2009 and March 31, 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $0 at each date.  Creative Choice’s net  income (loss) after noncontrolling interests amounted to approximately $2,200 and ($191,000) for the nine months ended December 31, 2009 and 2008, respectively.

b)	Subsidiary Partnerships – Other

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $48,052 for the nine months ended December 31, 2009.  In prior years and in 2009, Mansion Court has sustained operating losses and has not generated sufficient cash flow from operations to meet its obligations, primarily payable to related parties.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2009, the project had 22 vacant units out of 30 total units.  In addition, Mansion Court’s physical inspection by the Pennsylvania Housing Finance Agency (“PHFA”) noted 15 units for poor physical condition which would not meet a level of living standard.  Although the Local General Partner could make the necessary repairs to improve the units to a living standard, vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  The options include assistance from the local government housing agencies and possible transfer of ownership.

During the year ended March 31, 2009, in accordance with ASC 360, Property, Plant and Equipment, the Partnership deemed the building of Mansion Court further impaired and in addition to an earlier writedown of approximately $1,342,000, wrote it down to its new reduced fair value of approximately $338,000, which resulted in a further loss on impairment of approximately $463,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.  In addition, at December 31, 2009, Mansion Court was contingently liable in an open letter of credit issued in favor of the PHFA in the amount of $24,000.

The Partnership’s investment in Mansion Court at December 31, 2009 and March 31, 2009 was zero as a result of prior years’ losses and the noncontrolling interests balance was ($1,985) and ($1,500) at each date, respectively.  Mansion Court’s net loss after noncontrolling interests amounted to approximately $48,000 and $96,000 for the nine months ended December 31, 2009 and 2008, respectively.

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

Property management fees incurred by the Local Partnerships amounted to $200,126 and $198,487 and $599,041 and $574,631 for the three and nine months ended December 31, 2009 and 2008, respectively.

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
December 31, 2009
(Unaudited)

g)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through February 9, 2010, which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2009, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $282,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $24,000 being held in escrow at the Partnership level).

Short-Term

The Partnership’s primary sources of funds include working capital reserves, interest earned on working capital reserves and distributions received from the Local Partnerships.  However, none of these sources provides a material amount of funds.

For the nine months ended December 31, 2009, cash and cash equivalents of the Partnership and its fifteen consolidated Local Partnerships increased approximately $56,000.  This increase was provided by operating activities ($1,231,000), which exceeded principal payments of mortgage notes ($500,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($418,000), an increase in cash held in escrow relating to investing activities $(189,000) and a net decrease due to local general partners and affiliates relating to financing activities ($67,000).  Included in the adjustments to reconcile the net loss to net cash provided by operating activities is depreciation and amortization ($2,577,000).

At December 31, 2009, there was approximately $339,000 in the working capital reserves at the Partnership level.  For the nine months ended December 31, 2009, the Partnership received approximately $145,000 in distributions from the Local Partnerships.  Management anticipates receiving additional distributions in the future, although not to a level sufficient to return to the limited partners their original investments.  These distributions, if any, as well as the working capital reserves referred to above and the deferral of fees by the General Partner referred to below, will be used to meet the operating expenses of the Partnership.

Total expenses for the three and nine months ended December 31, 2009 and 2008, excluding depreciation and amortization, interest and general and administrative–related parties, totaled $2,010,251 and $2,222,700 and $6,290,406 and $6,556,534, respectively.

Accounts payable as of December 31, 2009 and March 31, 2009 were $967,901 and $747,108, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and, in certain circumstances, advances from the Partnership.  The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Security deposits payable are offset by cash held in security deposits, which are included in “Cash held in escrow” on the financial statements.

Accrued interest payable as of December 31, 2009 and March 31, 2009 was $23,608,873 and $22,239,687, respectively.  Accrued interest payable represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which has been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships.  In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $5,802,000 and $5,393,000 were accrued and unpaid as of December 31, 2009 and March 31, 2009, respectively.  Without the General Partner’s advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

For a discussion of contingencies affecting certain Local Partnerships, see Item 1, Note 4.  Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.  However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits, if the investment is lost before the expiration of the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”).

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2009.

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

As permitted, we chose not to elect the fair value option as prescribed by ASC 825 – “Financial Instruments” – Including an Amendment of ASC 320 – “Investments – Debt and Equity Securities”, for our financial assets and liabilities that had not been previously carried at fair value.  Therefore, we did not elect to fair value any additional items under ASC 825.

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

	At December 31, 2009		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$56,445,994	$38,863,909	$56,945,695	$39,563,316

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

Through December 31, 2009, the Partnership has recorded approximately $6,334,000 as an aggregate loss on impairment of assets.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2009 and 2008 consisted primarily of the results of the Partnership’s investment in fifteen consolidated Local Partnerships.  The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest.

Rental income increased approximately 7% and 6% for the three and nine months ended December 31, 2009, respectively, as compared to the corresponding periods in 2008, primarily due to decreases in vacancies at five Local Partnerships, an increase in Section 8 rental subsidy income at three Local Partnerships and increases in rental rates at several Local Partnerships.

Other income decreased approximately $46,000 for the nine months ended December 31, 2009 as compared to the corresponding period in 2008, primarily due to an insurance refund received in the prior year at one Local Partnership and decreases in laundry, legal, miscellaneous and interest income at a second Local Partnership offset by an increase in early termination fees and a water/sewer reimbursement at a third Local Partnership.

General and administrative-related parties expenses increased approximately $29,000 and $55,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to an increase in expense reimbursement charges at the Partnership level.

Repairs and maintenance expense decreased approximately $222,000 and $305,000 for the three and nine months ended December 31, 2009 as compared to the corresponding periods in 2008, primarily due to a decrease in security contracts, repair materials and contracts and decorating expense at one Local Partnership, a decrease in repair contracts and carpet, appliance and blind replacements at a second Local Partnership, a decrease in common area maintenance supplies and appliances at a third Local Partnership and a decrease in repairs payroll and contracts at a fourth Local Partnership.

Operating expenses increased approximately $38,000 for the three months ended December 31, 2009 as compared to the corresponding period in 2008, primarily due to an increase in utility costs at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2009, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2009.

The Partnership does not have any other market risk sensitive instruments.

Item 4T.  Controls and Procedures.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended December 31, 2009, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Submission of Matters to a Vote of Security Holders. – None

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	February 9, 2010			By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer, Principal Accounting Officer and Director

Date:	February 9, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer