Form 10-K
period 2010-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2010-06-28
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

OR

1	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 517-3700

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Limited Partnership Interests and Beneficial Assignment Certificates

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  1   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes 1   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  1

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  1   No  1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  1   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2009 was ($21,397,000) based on Limited Partner equity (deficit) as of such date.

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership.  As of March 31, 2010, the Partnership has sold its limited partnership interests in two Local Partnerships.  As of March 31, 2010, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, of which approximately $265,000 remains to be paid (including approximately $6,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds.  See Item 2.  Properties below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2010, the Partnership recorded approximately $21,750,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $28,084,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

There can be no assurance that the Partnership will achieve its investment objectives as described above, and it is unlikely that the Partnership will meet objectives 2 and 3, also as noted above.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 39% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sale of Local Partnership Interests

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the fiscal year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On March 31, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

On December 31, 2009, the Partnership sold its limited partnership interest in Creative Choice Homes VI, Ltd. (“CCH VI”) to the Local General Partner for a sales price of $177,500.  The sale resulted in a gain of approximately $57,000, resulting from the write-off of the basis in the Local Partnership of approximately $120,000 at the date of the sale and the $177,500 cash received from the sale, which was recorded during the year ended March 31, 2010.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,191,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

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

Item 1A.  Risk Factors.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

Name and Location	Date Acquired	% of Units Occupied at May 1,
		2010	2009	2008	2007	2006

Lincoln Renaissance
Reading, PA (52)	April 1993	96%	94%	94%	94%	90%

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993	90%	97%	95%	95%	98%

Mansion Court Associates
Philadelphia, PA (30)	November 1993	26%	27%	33%	50%	70%

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	95%	98%	91%	94%	96%

Renaissance Plaza ‘93 Associates , L.P.
Baltimore, MD (95)	February 1994	97%	98%	97%	95%	98%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	(a )	96%	89%	96%	100%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	94%	95%	96%	99%	95%

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	100%	95%	97%	100%	100%

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	100%	100%	75%	100%	100%

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	100%	98%	100%	98%	95%

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	(a )	98%	83%	86%	57%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	95%	98%	98%	98%	96%

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	99%	94%	99%	95%	94%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	99%	100%	98%	99%	100%

Affordable Green Associates L.P.
New York, NY (41)	April 1995	100%	100%	100%	100%	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).

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

In connection with investments in Apartment Complexes in development stage, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations.  The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2010, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings.  Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

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

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2010, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 28, 2010, the Partnership has approximately 3,423 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2010.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

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

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of its Offering in fifteen Local Partnerships of which approximately $265,000 remains to be paid (including approximately $6,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2010, the Partnership did not make any advances to the Local Partnerships.  Although the Partnership will not be acquiring additional Properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

The Partnership is in the process of developing a plan to dispose of all of its investments.  As of March 31, 2010, the Partnership has sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2010, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $249,000 and $139,000, respectively.  Additionally, during the years ended March 31, 2010 and 2009, the Partnership received approximately $178,000 and $0, respectively, in proceeds from the sale of Local Partnerships’ limited partnership interests.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $287,000.  This increase was due to net cash provided by operating activities ($1,500,000), proceeds from sale of property ($178,000) and a net increase in due to local general partners and affiliates relating to financing activities ($56,000), which exceeded a decrease in cash held in escrow relating to investing activities ($216,000), purchases of property and equipment ($308,000), principal payments of mortgage notes ($671,000) and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($251,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $(3,463,000), gain on sale of property of approximately ($2,418,000) and loss on impairment of property of approximately $(21,750,000).

Total expenses for the year ended March 31, 2010 and 2009, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $7,958,318 and $7,784,710, respectively.

Accounts payable as of March 31, 2010 and 2009 were $781,692 and $747,108, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of March 31, 2010 and 2009 was $23,334,820 and $22,239,687, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, and the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership has an unconsolidated working capital reserve of approximately $632,000 at March 31, 2010.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $5,877,000 and $5,387,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships, below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the Properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining Properties in the portfolio may be experiencing upswings. However the geographic diversification of the portfolio may not protect against a general downturn in the national economy.  The Partnership had originally invested the proceeds of its Offering in 15 Local Partnerships, all of which had their Tax Credits fully in place during the Credit Periods.  As of December 31, 2007, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.  At December 31, 2008, Mansion Court Associates was required to recapture $190,635 of low-income housing tax credits.

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2010 to make future payments under its debt agreements and other contractual obligations.

	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$51,101,479	$685,909	$9,826,229	$1,323,487	$39,265,854
Loans payable to local general partner and affiliates (b)	236,994	236,994	-	-	-
	$51,338,473	$922,903	$9,826,229	$1,323,487	$39,265,854

(a)  The mortgage notes are payable in aggregate monthly installments of approximately $139,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

(b) See Note 8 (B) in Item 8. Financial Statements and Supplementary Data.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in this annual report on Form 10-K.

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

During the year ended March 31, 2010, the Partnership recorded approximately $21,750,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $28,084,000 as an aggregate loss on impairment of property.

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

Other revenues are recorded when earned and consist of the following items:  Interest income earned on cash and cash equivalent balances and cash held in escrow balances, income from forfeited security deposits, late charges, laundry and vending income and other rental related items (see Note 2e, Item 8).

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

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

In June 2009, the FASB issued under ASC Topic 860, Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 810, Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2010 and 2009 (the 2009 and 2008 Fiscal Years, respectively) excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 13).

The net loss for the 2009 and 2008 Fiscal Years totaled $22,153,776 and $5,241,348, respectively.

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

2009 vs. 2008

Rental income increased approximately 5% for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to an increase in rental subsidy income and a decrease in vacancies at three Local Partnerships and rental increases and vacancy decreases at several other Local Partnerships, partially offset by an increase in vacancies at two other Local Partnerships.

Other income decreased approximately $139,000 for the 2009 Fiscal Year as compared to the 2008 Fiscal Year, primarily due to decreases in laundry, legal, interest and miscellaneous income at one Local Partnership.

The Partnership recorded a loss on impairments of approximately $21,750,000 and $463,000 during the years ended March 31, 2010 and 2009, respectively (see Note 4, Item 8).

Results of Operations of Certain Local Partnerships

Creative Choice Homes VI Ltd. (“Creative Choice”)
The Partnership sold its limited partnership interests in Creative Choice on December 31, 2009 (see Note 10 in Item 8).  Prior thereto, the financial statements for Creative Choice were prepared assuming that Creative Choice would continue as a going concern.  Creative Choice incurred a net loss of $386,510.  Creative Choice’s mortgage with Washington Mutual would have matured in December 2010 for which it was seeking alternate financing.  Additionally, Creative Choice was in default on certain debt covenants with respect to its other two mortgage notes, for which it was seeking extensions of the notes.  The lenders may have demanded repayment of the loans.  No such demand was made.   These factors created an uncertainty about Creative Choice’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Creative Choice had been unable to continue as a going concern.

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $79,533 and $587,171 (including loss on impairment of $463,402) for the 2009 and 2008 Fiscal Years, respectively.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2009, the project had 22 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $69,000 and $0 at each date, respectively.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $79,000 and $587,000 for the 2009 and 2008 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2009, in accordance with ASC 360, the Partnership deemed the building of Mansion Court impaired and wrote it down to its estimated fair value of approximately $338,000, which resulted in a loss on impairment of approximately $463,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.

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

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2010 and 2009	33

	Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009	34

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2010 and 2009	35

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	36

	Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended March 31, 2010 and 2009 (the 2009 and 2008 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fourteen (Fiscal 2009 and 2008) subsidiary partnerships whose losses aggregated $5,277,556 and $4,120,828 for the 2009 and 2008 Fiscal Years, respectively, and whose assets constituted 95% and 91% of the Partnership’s assets at March 31, 2010 and 2009, respectively, presented in the accompanying consolidated financial statements.  The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnership’s net losses aggregated $466,043 (2009 Fiscal year) and $841,207 (2008 Fiscal year), and their assets aggregated $464,755 and $4,748,430 at March 31, 2010 and 2009, respectively.  Management’s plan in regard to this matter is also described in Note 11(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 28, 2010

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2009 and 2008, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2009 and 2008, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 23, 2010, on our consideration of Lincoln Renaissance's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and on compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2009 supplemental information on pages 25 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of WIELAND & COMPANY, INC.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2009 and 2008, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2009 and 2008, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 15, 2010, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those-reports is to describe the scope of-our -testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Schedule I, II and HI on pages 10 and 11 nine is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
February 15, 2010
Batavia, Illinois

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2009 and 2008, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2009 and 2008, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations. Furthermore, the Partnership has a net deficiency in partners' equity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 9.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2010, on our consideration of Mansion Court Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2009 supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 25, 2010

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of WALL, EINHORN & CHERNITZER, P.C.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Derby Run Associates, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia

We have audited the accompanying balance sheets of Derby Run Associates, L.P. (A Virginia Limited Partnership) as of December 31, 2009 and 2008, and the related statements of income, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derby Run Associates, L.P. as of December 31, 2009 and 2008, and the results of its operations, changes in partners' deficit and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wall, Einhorn & Chernitzer, P.C.
Norfolk, Virginia
February 15, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 2009, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the partnership's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2009, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2010, on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 24, 2010, on Renaissance Plaza 93 Associates, L.P.'s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on DHCD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 36 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Skokie, Illinois
February 24, 2010

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

/s/ Reznick Group, P.C.
Taxpayer Identification Number:
52-1088612
Bethesda, Maryland
February 27, 2009

Lead Auditor:  Nelson D. Gomez

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheets of Tasker Village Associates as of December 31, 2009 and 2008, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of December 31, 2009 and 2008, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 23, 2010 on our consideration of Tasker Village Associates' internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audits.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2009 supplemental information on pages 26 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

Lead Auditor:  Michael A. Cumming, CPA
Email id:  mike.cumming@reznickgroup.com

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General partner
Martha Bryant Manor Limited Partnership
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor Limited Partnership, at December 31, 2009, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor Limited Partnership on December 31, 2009, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford R. Benn, CPA
February 26, 2010
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

/s/ Clifford R. Benn, CPA
February 19, 2009
Carson, California

[Letterhead of MARVIN D. MASON]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership, as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership, as of December 31, 2009 and 2008, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marvin Mason
Tarzana, California
February 22, 2010

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General Partner
Brynview Terrace, Limited Partnership
Los Angeles, California

I have audited the balance sheet of Brynview Terrace Limited Partnership, at December 31, 2008 and 2009, and the related statements of loss, changes in partners' capital, and cash flow for the years then ended. These financial statements are the responsibility of Brynview Terrace Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present, fairly, in all material respects, the financial position of Brynview Terrace Limited Partnership on December 31, 2008 and 2009, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles used in the United States of America.

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
March 12, 2010
Carson, California

[Letterhead of MARVIN D. MASON]

Independent Auditor's Report

To the Partners of
NLEDC, L.P., A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of NLEDC, L.P., a California Limited Partnership, as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P., a California Limited Partnership, as of December 31, 2009 and 2008, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marvin Mason
Tarzana, California
February 25, 2010

[Letterhead of ROBERT G CLAPHAM ACCOUNTANCY CORPORATION]

Independent Auditor's Report

To the Partners of
P & P Home for the Elderly, L.P.

We have audited the accompanying balance sheets of P & P Home for the Elderly, L.P., as of December 31, 2009 and 2008, and the related statements of income and changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Companies Accounting Oversignt Board (United States) and with the auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home for the Elderly, L.P., as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 2010, on our consideration of P & P Home for the Elderly, L.P.'s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 9, 2010, on P & P Home for the Elderly, L.P.'s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on the financial statements. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and important for assessing the results of our audit. We did not identify any matters that we considered to be reportable to the management of P & P Home for the Elderly, L.P.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in this report are presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Robert G. Clapham, President
Robert G. Clapham Accountancy Corporation
Altadena, California
February 9, 2010

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Clear Horizons Limited Partnership

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, as of December 31, 2009, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership as of December 31, 2009, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 9, 2010 on our consideration of Clear Horizons Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 9, 2010, on Clear Horizons Limited Partnership's compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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
March 9, 2010

Lead Auditor:  Scott H. Szeliga, CPA

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
March 23, 2009

Lead Auditor:  Scott H. Szeliga, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Neptune Venture, L.P.

We have audited the accompanying balance sheet of Neptune Venture, L.P. as of December 31, 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of December 31, 2009, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 18, 2009

[Letterhead of LAWLOR & O'BRIEN, CPA]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2009 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2009 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 23, 2010

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

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 15, 2009

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2010	2009

Property and equipment net, less accumulated depreciation (Notes 2, 4 and 7)	$33,890,998	$62,427,780
Cash and cash equivalents (Notes 2, 3 and 12)	1,587,016	1,300,092
Cash held in escrow (Notes 3 and 5)	2,923,692	2,970,379
Deferred costs, less accumulated amortization (Notes 2 and 6)	175,505	213,461
Other assets	523,427	397,259

Total Assets	$39,100,638	$67,308,971

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable (Note 7)	$51,101,479	$56,945,695
Accounts payable	781,692	747,108
Security deposits payable	420,089	457,037
Accrued interest	23,334,820	22,239,687
Due to local general partners and affiliates (Note 8)	1,051,929	2,545,330
Due to general partner and affiliates (Note 8)	6,747,079	6,108,050

Total liabilities	83,437,088	89,042,907

Commitments and contingencies (Notes 7, 8 and 12)

Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(41,301,465)	(19,369,227)
General partner	(918,143)	(724,890)
Independence Tax Credit Plus L.P. II total	(42,219,608)	(20,094,117)

Noncontrolling interests	(2,116,842)	(1,639,819)

Total partners’ deficit	(44,336,450)	(21,733,936)

Total liabilities and partners’ deficit	$39,100,638	$67,308,971

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009*
Revenues
Rental income	$10,545,799	$9,993,890
Other income	322,747	375,384
Total revenues	10,868,546	10,369,274
Expenses
General and administrative	2,822,685	2,582,474
General and administrative-related parties (Note 8)	1,246,516	1,233,962
Repairs and maintenance	2,698,404	2,640,140
Operating	1,402,079	1,443,970
Taxes	616,385	670,597
Insurance	418,765	447,529
Financial, principally interest	2,552,584	2,525,157
Depreciation and amortization	3,194,733	3,187,044
Loss on impairment of assets	19,308,091	463,402
Total expenses from operations	34,260,242	15,194,275
Loss from operations	(23,391,696)	(4,825,001)
Loss from discontinued operations	(278,304)	(427,255)
Net loss	(23,670,000)	(5,252,256)
Net loss attributable to noncontrolling interests from operations	227,553	10,908
Net loss attributable to noncontrolling interests from discontinued operations	1,288,671	0
Net loss attributable to noncontrolling interests	1,516,224	10,908
Net loss attributable to Independence Tax Credit Plus L.P. II	$(22,153,776)	$(5,241,348)
Loss from operations – limited partners	$(22,932,501)	$(4,765,952)
Income (loss) from discontinued operations – limited partners	1,000,263	(422,983)
Net loss – limited partners	$(21,932,238)	$(5,188,935)
Number of BACs outstanding	58,928	58,928
Loss from operations per BAC	$(389.16)	$(80.87)
Income (loss) from discontinued operations per BAC	16.97	(7.18)
Net loss per BAC	$(372.19)	$(88.05)

*	Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

	Total	Limited Partners	General Partners	Noncontrolling Interests

Partners deficit – April 1, 2008	$(16,334,869)	$(14,180,292)	$(672,477)	$(1,482,100)
Net loss	(5,252,256)	(5,188,935)	(52,413)	(10,908)
Distributions	(146,811)	0	0	(146,811)
Partners deficit – March 31, 2009	(21,733,936)	(19,369,227)	(724,890)	(1,639,819)
Net loss	(23,670,000)	(21,932,238)	(221,538)	(1,516,224)
Distributions	(322,425)	0	0	(322,425)
Contributions	71,456			71,456
Contributions – write-off of related party debt	1,318,455	0	28,285	1,290,170
Partners deficit – March 31, 2010	$(44,336,450)	$(41,301,465)	$(918,143)	$(2,116,842)

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2010	2009*

Cash flows from operating activities:
Net loss	$(23,670,000)	$(5,252,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale	(2,418,403)	-
Depreciation and amortization	3,462,993	3,441,141
Loss on impairment of property	21,749,607	463,402
(Increase) decrease in assets:
Cash held in escrow	(61,943)	(55,603)
Other assets	(170,090)	18,903
Increase (decrease) in liabilities:
Accounts payable	31,976	(41,758)
Security deposit payable	6,493	18,521
Accrued interest	1,923,216	1,835,971
Due to local general partners and affiliates	(76,464)	(41,208)
Due to general partner and affiliates	711,529	592,932
Total adjustments	25,158,914	6,232,301

Net cash provided by operating activities	1,488,914	980,045

Cash flows from investing activities:
Proceeds from sale	177,501	-
Improvements to property and equipment	(308,168)	(274,541)
Increase (decrease) in cash held in escrow	(216,269)	312,675
Decrease in due to local general partners and affiliates	-	(215,464)
Net cash used in investing activities	(346,936)	(177,330)

Cash flows from financing activities:
Principal payments of mortgage notes	(670,885)	(624,788)
Increase in due to local general partners and affiliates	104,982	300,056
Decrease in due to local general partners and affiliates	(38,182)	(116,860)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interest	(250,969)	(146,811)

Net cash used in financing activities	(855,054)	(588,403)

Net increase in cash and cash equivalents	286,924	214,312

Cash and cash equivalents at beginning of year	1,300,092	1,085,780

Cash and cash equivalents at end of year	$1,587,016	$1,300,092

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$1,004,995	$1,159,845
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of property – net	$(177,501)	$0
Decrease in property and equipment, net of accumulated depreciation	3,663,465	0
Decrease in deferred costs	6,840	0
Decrease in cash held in escrow	324,899	0
Decrease in other assets	43,922	0
Increase in accounts payable and other liabilities	2,609	0
Decrease in accrued interest	(828,083)	0
Decrease in security deposit payable	(43,441)	0
Decrease in mortgage note payable	(5,173,331)	0
Decrease in due to Local General Partners and affiliates	(1,483,737)	0
Decrease in due to General Partners and affiliates	(72,500)	0
Increase in capitalization of consolidated subsidiaries attributable to noncontrolling interest	1,318,455	0

*	Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The Partnership had originally acquired interests in fifteen subsidiary partnerships.  During the year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

NOTE 2 – Summary of Significant Accounting Policies

a)  Basis of Accounting

For financial reporting purposes the Partnership’s fiscal year ends on March 31.  All subsidiaries have fiscal years ending December 31. Accounts of the subsidiaries have been adjusted for intercompany transactions from January 1 through March 31. The Partnership’s fiscal year ends March 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

The Partnership has adopted FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), which is effective for fiscal year ends beginning after December 15, 2008.  In accordance with ASC 810, losses attributable to noncontrolling interests amounted to approximately $1,516,000 for the year ended March 31, 2010.  Prior to the adoption of this ASC, losses attributable to noncontrolling interests which exceeded the noncontrolling interests’ investment in a subsidiary partnership were charged to the Partnership.  Such losses aggregated approximately $34,000 for the year ended March 31, 2009.  Increases (decreases) in the capitalization of consolidated subsidiaries attributable to noncontrolling interest arise from cash contributions from and cash distributions to the noncontrolling interest partners.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

During the year ended March 31, 2010, the Partnership recorded approximately $21,750,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2010, the Partnership has recorded approximately $28,084,000 as an aggregate loss on impairment of property.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	2010	2009

Interest	$14,206	$53,782
Other	308,541	321,602

Total other revenue	$322,747	$375,384

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2010	2009

Interest	$760	$5,936
Other	2,478	4,155

Total other revenue	$3,238	$10,091

f)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes.  Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them.  The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31 (See Note 9).

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years.  As of and during the year ended March 31, 2010, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2010, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2006 forward.

g)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses.  These costs are charged directly to limited partners’ capital.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

On August 26, 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the ASC Topic 820, Fair Value Measurements and Disclosures.  The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820.  The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability.  For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred.  This guidance is effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this accounting standard did not have a material effect on the Partnership’s consolidated financial statements.

On July 1, 2009, the FASB Accounting Standards Codification became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.  The adoption did not have a significant impact on the reporting of our financial position, results of operations or cash flows.

In June 2009, the FASB issued under ASC Topic 860, Transfers and Servicing, SFAS No. 166, “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.”  The statement defines the term “participating interest” to establish specific conditions for reporting a transfer of financial assets as a sale and improves financial reporting by eliminating (a) the exception for qualifying special-purpose entities from consolidation guidance and (b) the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement is effective for annual reports for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

In June 2009, the FASB issued under ASC Topic 810, Consolidation, SFAS No. 167, an amendment to FASB Interpretation 46(R), “Consolidation of Variable Interest Entities.”  The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

	At March 31, 2010		At March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$51,101,479	$22,545,093	$56,945,695	$39,563,316

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

NOTE 4 – Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

	March 31,		Estimated Useful Lives (Years)
	2010	2009

Land	$5,555,807	$6,228,836	-
Building and improvements	71,705,509	100,160,871	10-40
Furniture and fixtures	1,027,453	1,225,363	5-10
	78,288,769	107,615,070
Less: Accumulated depreciation	(44,397,771)	(45,187,290)

	$33,890,998	$62,427,780

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

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $3,164,384 and $3,156,884, respectively.  Additionally, $21,837 and $104,380 of accumulated depreciation on dispositions and impairments was written-off during the years ended March 31, 2010 and 2009, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

During the year ended March 31, 2010, there was a decrease in accumulated depreciation on dispositions and impairments in the amount of $4,199,560 which related to discontinued assets.

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2010 and 2009 amounted to $267,494 and $253,331, respectively.

Impairments

During the year ended March 31, 2010, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $21,749,607 of losses on impairment in the current year.

Impairments recorded for the year ended March 31, 2010 were as follows:

Brynview Terrace L.P.	$595,000
Lincoln Renaissance	2,892,091
Martha Bryant Manor L.P.	2,875,000
NLEDC, LP	1,769,000
P&P Homes for the Elderly, L.P.	3,587,000
Renaissance Plaza '93	7,590,000
$19,308,091

Impairment recorded for the year ended March 31, 2009 was based on an appraisal done by the Property and is as follows:

Mansion Court Associates	$463,402

Impairment recorded related to a discontinued operation for the year ended March 31, 2010 is as follows:

Tasker Village Associates	$2,441,516

NOTE 5 – Cash Held in Escrow

Cash held in escrow consists of the following:

	March 31,
	2010	2009

Purchase price payments*	$6,000	$23,683
Real estate taxes, insurance and other	533,372	634,661
Reserve for replacements	1,939,947	1,843,318
Tenant security deposits	444,373	468,717

	$2,923,692	$2,970,379

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6 – Deferred Costs

The components of deferred costs and their periods of amortization are as follows:

	March 31,		Period
	2010	2009

Financing costs	$356,802	$373,302	*
Other	33,703	33,703	various
	390,505	407,005
Less: Accumulated amortization	(215,000)	(193,544)

	$175,505	$213,461

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2010 and 2009 amounted to $30,349 and $30,160, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2010 and 2009 amounted to $766 and $766, respectively.  During the year ended March 31, 2010, there was a decrease in deferred costs and accumulated amortization of $16,500 and $9,660, respectively, related to discontinued operations.

NOTE 7 – Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $139,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

One mortgage note with a balance of $2,214,339 and $2,586,407 at December 31, 2009 and 2008, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Derby Run Associate L.P.’s mortgage note payable in the original amount of $6,900,000 is serviced by Centerline (formerly PW Funding), an affiliate of the General Partner.  The mortgage note balance was $6,382,102 and $6,498,388 as of December 31, 2009 and 2008, respectively.

Annual principal payment requirements for mortgage notes payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2010	$685,909
2011	2,806,868
2012	7,019,361
2013	680,971
2014	642,516
Thereafter	39,265,854
$51,101,479

Accrued interest payable as of March 31, 2010 and 2009 was approximately $23,335,000 and $22,240,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $29,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (Note 5).

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009*

Partnership management fees (a)	$489,648	$546,000
Expense reimbursement (b)	178,167	132,218
Local administrative fees (c)	38,500	43,500
Total general and administrative - General Partner	706,315	721,718
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	540,201	525,961
Total general and administrative - related parties	$1,246,516	$1,247,679

* Reclassified for comparative purposes

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2010 and 2009 were as follows:

	Years Ended March 31,
	2010	2009

Local administrative fees (c)	$5,000	$5,000
Total general and administrative - General Partner	5,000	5,000
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	49,133	42,556
Total general and administrative-related parties	$54,133	$47,556

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $5,877,000 and $5,387,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $477,000 and $299,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP L.P. amounting to approximately $381,000 and $422,000 were accrued and unpaid as of March 31, 2010 and 2009, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2010, the Partnership owes $12,000 to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2010 and 2009 consists of the following:

	March 31,
	2010	2009

Operating advances	$257,259	$796,131
Development fee payable	258,606	295,810
Construction costs payable	382,200	1,223,269
Management and other operating advances	(83,130)	(6,874)
Loans payable to local general partner and affiliates (a)	236,994	236,994
	$1,051,929	$2,545,330

(a)  Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2010.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2010	2009

Financial statement net loss	$(22,153,776)	$(5,241,348)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(464,215)	(486,639)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	(28,422)	13,157
Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	(471,126)	0
Accrued interest not deductible for tax purposes until paid	829,192	1,600,687
Non-deductible loss on impairment of Property	21,749,607	463,402
Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	(1,049,462)	130,939
Net loss as shown on the income tax return for the calendar year ended	$(1,588,202)	$(3,519,802)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2010, the tax basis net assets exceeded the financial statement net assets by approximately $17,274,000 due to depreciation differences, impairments and related party accruals.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  During the fiscal year ended March 31, 2010, the Partnership sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On March 31, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

On December 31, 2009, the Partnership sold its limited partnership interest in Creative Choice Homes VI, Ltd. (“CCH VI”) to the Local General Partner for a sales price of $177,500.  The sale resulted in a gain of approximately $57,000, resulting from the write-off of the basis in the Local Partnership of approximately $120,000 at the date of the sale and the $177,500 cash received from the sale, which was recorded during the year ended March 31, 2010.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from the Local General Partner of approximately $1,191,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

NOTE 11 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2010 and 2009.

	Quarter Ended
OPERATIONS	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010

Revenues	$2,676,311	$2,660,476	$2,777,255	$2,754,504
Operating expenses	(3,792,994)	(3,523,999)	(3,554,350)	(23,388,899)
Loss from operations	(1,116,683)	(863,523)	(777,095)	(20,634,395)
Loss from discontinued operations	(30,709)	(52,878)	(39,481)	(155,236)
Net loss	(1,147,392)	(916,401)	(816,576)	(20,789,631)
Net loss attributable to noncontrolling interests from operations	8,829	6,267	5,617	206,840
Net loss attributable to noncontrolling interests from discontinued operations	$300	$524	$389	1,287,458
Net loss attributable to Independence Tax Credit Plus L.P. II	$(1,138,263)	$(909,610)	$(810,570)	$(19,295,333)
Net loss – limited partnership	$(1,126,880)	$(900,514)	$(802,464)	$(19,102,380)
Loss per weighted average BAC from operations	$(18.61)	$(14.40)	$(12.96)	$(343.19)
Loss per weighted average BAC from discontinued operation	(0.51)	(0.88)	(0.66)	(19.02)
Net loss per weighted average BAC	$(19.12)	$(15.28)	$(13.62)	$(324.17)

	Quarter Ended
OPERATIONS	June 30, 2008*	September 30, 2008*	December 31, 2008*	March 31, 2009*

Revenues	$2,549,688	$2,567,074	$2,630,097	$2,622,415
Operating expenses	(3,699,910)	(3,579,324)	(3,689,340)	(4,225,701)
Loss from operations	(1,150,222)	(1,012,250)	(1,059,243)	(1,603,286)
Loss from discontinued operations	(103,938)	(88,013)	(116,176)	(119,128)
Net loss	(1,254,160)	(1,100,263)	(1,175,419)	(1,722,414)
Net loss attributable to noncontrolling interests from operations	$3,438	$2,616	$2,304	$2,550
Net loss attributable to Independence Tax Credit Plus L.P. II	$(1,250,722)	$(1,097,647)	$(1,173,115)	$(1,719,864)
Net loss – limited partnership	$(1,238,215)	$(1,086,671)	$(1,161,384)	$(1,702,665)
Loss per weighted average BAC from operations	$(19.27)	$(16.96)	$(17.76)	$(26.88)
Loss per weighted average BAC from discontinued operation	(1.75)	(1.48)	(1.95)	(2.00)
Net loss per weighted average BAC	$(21.02)	$(18.44)	$(19.71)	$(28.88)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 12 – Commitments and Contingencies

a)  Going Concern Consideration

At March 31, 2010, the Partnership’s liabilities exceeded assets by $44,336,450 and for the 2009 year incurred a net loss of $23,670,000, including loss on sale of properties of $2,418,403 and loss on impairment of properties of $21,749,607.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $5,877,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $51,101,479 and the accrued interest payable balance of $23,334,820 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $632,000 at March 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $170,000 for the year ended March 31, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Subsidiary Partnerships – Going Concern and Uncertainties

Creative Choice Homes VI Ltd. (“Creative Choice”)
The Partnership sold its limited partnership interests in Creative Choice on December 31, 2009 (see Note 10 in Item 8).  Prior thereto, the financial statements for Creative Choice were prepared assuming that Creative Choice would continue as a going concern.  Creative Choice incurred a net loss of $386,510.  Creative Choice’s mortgage with Washington Mutual would have matured in December 2010 for which it was seeking alternate financing.  Additionally, Creative Choice was in default on certain debt covenants with respect to its other two mortgage notes, for which it was seeking extensions of the notes.  The lenders may have demanded repayment of the loans.  No such demand was made.   These factors created an uncertainty about Creative Choice’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Creative Choice had been unable to continue as a going concern.

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $79,533 and $587,171 (including loss on impairment of $463,402) for the 2009 and 2008 Fiscal Years, respectively.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2009, the project had 22 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2010 and 2009 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $69,000 and $0 at each date, respectively.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $79,000 and $587,000 for the 2009 and 2008 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2009, in accordance with ASC 360, the Partnership deemed the building of Mansion Court impaired and wrote it down to its estimated fair value of approximately $338,000, which resulted in a loss on impairment of approximately $463,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2010, uninsured cash and cash equivalents approximated $324,000.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or HUD.  Such cash distributions are typically made from surplus cash flow.

e)  Property Management Fees

Property and incentive management fees incurred by subsidiary partnerships amounted to $1,018,789 and $976,604 for the years ended March 31, 2010 and 2009, respectively.  Of these fees $589,334 and $554,800 were earned by affiliates of the Local General Partners, which include $213,750 and $198,750 of incentive management fees at one Local Partnership and $49,133 and $42,556 of fees relating to discontinued operations.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 39% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

We evaluated all subsequent events from the date of the balance sheet through June 28, 2010 which represents the issuance date of these financial statements.  There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 13 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the year ended March 31, 2010, CCH VI and Tasker, which were sold during the year, were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2009, CCH VI and Tasker, in order to present comparable results to the year ended March 31, 2010, were classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2010	2009*
Revenues
Rental income	$1,026,855	$885,747
Other (Note 2)	3,238	10,091
Gain on sale of property (Note 10)	2,418,403	0
Total revenue	3,448,496	895,838
Expenses
General and administrative	330,742	274,574
General and administrative-related parties (Note 8)	54,133	42,556
Repairs and maintenance	119,614	225,478
Operating and other	138,336	141,291
Insurance	63,018	71,426
Taxes	79,628	87,144
Interest	231,553	226,527
Depreciation and amortization	268,260	254,097
Loss on impairment of assets	2,441,516	0
Total expenses	3,726,800	1,323,093
Loss from discontinued operations	(278,304)	(427,255)
Noncontrolling interest in loss of subsidiaries from discontinued operations	1,288,671	0
Income (loss) from discontinued operations – Independence Tax Credit Plus LP II	$1,010,367	$(427,255)
Income (loss) – limited partners from discontinued operations	$1,000,263	$(422,983)
Number of BACs outstanding	58,928	58,928
Income (loss) from discontinued operations per BAC	$16.97	$(7.18)

	Years Ended March 31,
	2010	2009
Cash flows from Discontinued Operations: Net cash provided by (used in) operating activities	$1,319,986	$(114,757)
Net cash provided by (used in) investing activities	$131,570	$(17,305)
Net cash (used in) provided by financing activities	$(1,348,801)	$151,307

*	Reclassified for comparative purposes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2010.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2010, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

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

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

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

Name	Position

Robert A. Pace	Chief Financial Offer
Andrew J. Weil	President and Chief Executive Officer

ROBERT A. PACE, 37, is the Chief Financial Officer of RIAI and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ANDREW J. WEIL, 39, is an Executive Managing Director of Centerline, and is the Head of the Affordable Housing Group and the Chief Executive Officer of Centerline Financial, Centerline’s Credit Risk Products Group.  Mr. Weil is responsible for overseeing the day to day operations of the Affordable Housing Group, including the acquisition of properties with Low-Income Housing Tax Credits and the origination and structuring of institutional funds.  Prior to joining Centerline’s predecessor in January 1994, Mr. Weil was a Financial Analyst for the Heights Management Company, where he specialized in the analysis of potential investments and property management.  Mr. Weil received a Bachelor of Science degree in Economics with a concentration in Finance from the Wharton School of the University of Pennsylvania.

Item 11.  Executive Compensation.

The Partnership has no officers or directors.  The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partner for their services.  However, under the terms of the Partnership Agreement, the Partnership has entered into certain arrangements with the General Partner and its affiliates, which provide for compensation to be paid to the General Partner and its affiliates. Such arrangements include (but are not limited to) agreements to pay an annual partnership management fee, nonrecurring Acquisition Fees, a nonaccountable Acquisition Expense allowance and an accountable expense reimbursement.  In addition, the General Partner is entitled to a subordinated interest in Cash from Sales or Financings and a 1% interest in Net Income, Net Loss, Distributions of Adjusted Cash from Operations and Cash from Sales or Financings. Certain directors and officers of the General Partner receive compensation from the General Partner and its affiliates for services performed for various affiliated entities which may include services performed for the Partnership. The maximum annual partnership management fee paid to the General Partner is 0.5% of invested assets.  See Note 8 in Item 8 above, which is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2010, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2)	7.6%

J. Michael Fried	4,453.20	(2) (3)	7.6%

Alan P. Hirmes	4,453.20	(2) (3)	7.6%

Stuart J. Boesky	4,453.20	(2) (3)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3)	7.6%

Denise L. Kiley	4,453.20	(2) (3)	7.6%

Robert A. Pace	-		-

Andrew J. Weil	-		-

All executive officers of the general partner of the Related General Partner as a group (four persons)	4,453.20	(2)	7.6%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)
Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).  All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of May 28, 2010, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(3)	Only owns an economic interest in the Managing Member.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Partnership has and will continue to have certain relationships with the General Partner and its affiliates, as discussed in Item 11 and also Note 8 in Item 8 above, which are incorporated herein by reference thereto. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partner.

Item 14.  Principal Accountant Fees and Services.

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2010 and 2009 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $58,000 and $57,000, respectively, for each year.

Audit – Related Fees
None.

Tax Fees
The aggregate fees billed by Weiser LLP and its affiliates for professional services rendered for the preparation of the Partnership’s annual tax returns were $11,500 for the year ended December 31, 2008.  For the year ended December 31, 2009, the Partnership’s annual tax returns were prepared by the Partnership’s tax department.

All Other Fees
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2010 and 2009	33

	Consolidated Statements of Operations for the Years Ended March 31, 2010 and 2009	34

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2010 and 2009	35

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2010 and 2009	36

	Notes to Consolidated Financial Statements	37

(a) 2.	Consolidated Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	57

	Schedule I - Condensed Financial Information of Registrant	58

	Schedule III - Real Estate and Accumulated Depreciation	61

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	54

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	* Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

Item 15.	Exhibits, Financial Statement Schedules (continued).

Subsidiaries of the Registrant (Exhibit 21).	Jurisdiction of Organization

Lincoln Renaissance	PA
United Germano – Millgate Limited Partnership	IL
Mansion Court Associates	PA
Derby Run Associates, L.P.	VA
Renaissance Plaza ‘93 Associates, L.P.	MD
Martha Bryant Manor, L.P.	CA
Colden Oaks Limited Partnership	CA
Brynview Terrace, L.P.	CA
NLEDC, L.P.	CA
P & P Homes for the Elderly, L.P.	CA
Clear Horizons Limited Partnership	LA
Neptune Venture, L.P.	NJ
Affordable Green Associates L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	June 28, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 28, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Independence Associates GP LLC.	June 28, 2010
Robert A. Pace

/s/ Andrew J. Weil	President and Chief Executive Officer of Independence Associates GP LLC.	June 28, 2010
Andrew J. Weil

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 28, 2010 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2009 and 2008 Fiscal Years and Schedule III at March 31, 2010.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(b), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant uncertainties.  The financial statements of these subsidiary partnerships were prepared assuming that they will continue as going concerns.  These subsidiary partnership’s net losses aggregated $466,043 (2009 Fiscal Year) and $841,207 (2008 Fiscal Year), and their assets aggregated $464,755 and $4,748,430 at March 31, 2010 and 2009, respectively.  Management’s plan in regard to this matter is also described in Note 11(b).  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 28, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2010	2009

Cash and cash equivalents	$890,987	$553,781
Cash held in escrow	6,000	23,683
Investment in subsidiary partnerships	9,328,504	10,570,517
Other assets	33,724	34,015

Total assets	$10,259,215	$11,181,996

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$6,365,579	$5,686,050
Other liabilities	66,071	0

Total liabilities	6,431,650	5,686,050

Partners’ capital	3,827,565	5,495,946

Total liabilities and partners’ capital	$10,259,215	$11,181,996

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2010	2009

Revenues

Other income	$1,866	$7,667

Expenses

Administrative and management	169,713	94,708
Administrative and management-related parties	667,815	678,218

Total expenses	837,528	772,926

Loss from operations	(835,662)	(765,259)

Gain on sale of investments in subsidiary partnerships	2,418,403	0

Equity in loss of subsidiary partnerships	(3,251,122)	(292,083)

Net loss	$(1,668,381)	$(1,057,342)

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,668,381)	$(1,057,342)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments in subsidiary partnerships	(2,038,105)	0
Equity in loss of subsidiary partnerships	3,030,641	292,083
(Increase) decrease in assets:
Other assets	(179,526)	1,680
Increase (decrease) in liabilities:
Due to general partners and affiliates	679,529	557,432
Other liabilities	66,071	0
Total adjustments	1,558,610	851,195
Net cash used in operating activities	(109,771)	(206,147)
Cash flows from investing activities:
Proceeds from sale of investments in subsidiary partnerships	197,500	0
Investment in subsidiary partnerships	17,683	0
Decrease in cash held in escrow	(17,683)	0
Net cash provided by investing activities	197,500	0
Cash flows from financing activities:

Distributions from subsidiary partnerships	249,477	139,038
Net cash provided by financing activities	249,477	139,038

Net increase (decrease) in cash and cash equivalents	337,206	(67,109)

Cash and cash equivalents, beginning of year	553,781	620,890

Cash and cash equivalents, end of year	$890,987	$553,781

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2010

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

United Germano Millgate Limited Partnership
Chicago, IL	$7,327,451	$580,000	$6,070,477	$11,490,700	$585,374	$17,555,803	$18,141,177	$12,123,471	1993-94	Oct. 1993	10-25
Lincoln Renaissance
Reading, PA	2,553,000	-	5,240,173	(2,624,364)	5,373	2,610,436	2,615,809	2,250,832	1993-94	Apr. 1993	20-40
Mansion Court Associates
Philadelphia, PA	1,505,862	19,072	3,224,984	(2,747,489)	25,095	471,472	496,567	102,552	1993-94	Nov. 1993	20-40
Derby Run Associates L.P.
Hampton, VA	6,382,102	407,410	3,069,628	5,042,298	409,771	8,109,565	8,519,336	3,114,890	1994-95	Feb. 1994	27.5-40
Renaissance Plaza Assoc.
Baltimore, MD	6,601,067	684,255	9,840,170	(3,144,252)	686,616	6,693,557	7,380,173	5,382,321	1994-95	Feb. 1994	27.5
Tasker Village
Philadelphia, PA(c)	-	18,235	-	(18,235)	-	-	-	-	1994-95	May 1994	40
Martha Bryant Manor, L.P.
Los Angeles, CA	7,456,185	966,577	-	8,001,002	968,938	7,998,641	8,967,579	5,341,061	1994-95	Sept. 1994	15-27.5
Colden Oaks Limited Partnership
Los Angeles, CA	5,293,178	922,790	-	2,094,111	925,151	2,091,750	3,016,901	1,414,372	1994-95	Sept. 1994	31
Brynview Terrace Limited Partnership
Los Angeles, CA	975,328	175,943	-	859,742	178,304	857,381	1,035,685	720,751	1994-95	Sept. 1994	15-27.5
NLEDC, L.P.
Los Angeles, CA	4,163,766	624,000	-	4,115,672	626,361	4,113,311	4,739,672	2,947,715	1994-95	Sept. 1994	27.5
Creative Choice Homes VI Ltd.
Miami, FL(c)	-	650,072	13,134	(663,206)	-	-	-	-	1994-95	Sept. 1994	40
P&P Homes for the Elderly, L.P.
Los Angeles, CA	6,150,529	-	-	6,447,207	642,360	5,804,847	6,447,207	3,996,256	1994-95	Sept. 1994	30
Clear Horizons Limited Partnership
Shreveport, LA	585,549	15,304	2,058,729	361,036	17,665	2,417,404	2,435,069	1,393,294	1994-95	Dec. 1994	27.5
Neptune Venture L.P.
Neptune Township, NJ	-	460,631	10,151,873	242,997	462,465	10,393,036	10,855,501	3,720,875	1995-96	Apr. 1995	40
Affordable Green Associates L.P.
New York, NY	2,107,462	20,500	3,506,961	110,632	22,334	3,615,759	3,638,093	1,889,381	1995-96	May 1995	27
Less: discontinued operations and dispositions		(668,307)	(13,134)	681,441

	$51,101,479	$4,876,482	$43,162,995	$30,249,292	$5,555,807	$72,732,962	$78,288,769	$44,397,771

(a)   Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)   Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.
(c)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2009
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2010	2009	2010	2009

Balance at beginning of period	$107,615,070	$107,908,311	$45,187,290	$41,881,455
Additions during period:
Improvements	308,168	274,541
Depreciation expense			3,431,878	3,410,215

Deductions during period:
Dispositions and impairments	(29,634,469)	(567,782)	(4,221,397)	(104,380)

Balance at close of period	$78,288,769	$107,615,070	$44,397,771	$45,187,290

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