Form 10-Q
period 2010-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2010-08-12
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Property and equipment at cost, net of accumulated depreciation of $44,941,379 and $44,397,771, respectively	$33,464,231	$33,890,998
Cash and cash equivalents	1,447,153	1,587,016
Cash held in escrow	3,093,786	2,923,692
Deferred costs, net of accumulated amortization of $222,588 and $215,000, respectively	167,917	175,505
Other assets	441,312	523,427
Total assets	$38,614,399	$39,100,638
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities:
Mortgage notes payable	$50,932,403	$51,101,479
Accounts payable	699,896	781,692
Security deposit payable	429,515	420,089
Accrued interest	23,798,669	23,334,820
Due to local general partners and affiliates	1,037,903	1,051,929
Due to general partner and affiliates	6,878,592	6,747,079
Total liabilities	83,776,978	83,437,088
Commitments and contingencies (Note 6)
Partners’ deficit:
Limited partners (58,928 BACs issued and outstanding)	(42,039,745)	(41,301,465)
General partner	(925,600)	(918,143)
Independence Tax Credit Plus L.P. II total	(42,965,345)	(42,219,608)
Noncontrolling interests	(2,197,234)	(2,116,842)
Total partners’ deficit	(45,162,579)	(44,336,450)
Total liabilities and partners’ deficit	$38,614,399	$39,100,638
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009*
Revenues
Rental income	$2,711,130	$2,612,507
Other income	157,885	145,637
Total revenues	2,869,015	2,758,144
Expenses
General and administrative	861,616	818,624
General and administrative-related parties (Note 2)	263,402	271,005
Repairs and maintenance	597,388	588,337
Operating	388,356	391,860
Taxes	153,625	170,443
Insurance	93,347	143,202
Financial, principally interest	711,214	699,915
Depreciation and amortization	551,196	791,442
Total expenses from operations	3,620,144	3,874,828
Loss from operations	(751,129)	(1,116,684)
Loss from discontinued operations	-	(30,709)
Net loss	(751,129)	(1,147,393)
Net loss attributable to noncontrolling interests from operations	5,392	8,830
Net loss attributable to noncontrolling interests from discontinued operations	-	300
Net loss attributable to noncontrolling interests	5,392	9,130
Net loss attributable to Independence Tax Credit Plus L.P. II	$(745,737)	$(1,138,263)
Loss from operations – limited partners	$(738,280)	$(1,096,775)
Loss from discontinued operations (including loss on sale of properties) – limited partners	-	(30,105)
Net loss – limited partners	$(738,280)	$(1,126,880)
Number of BACs outstanding	58,928	58,928
Loss from operations per weighted average BAC	$(12.53)	$(18.61)
Loss from discontinued operations per weighted average BAC	-	(0.51)
Net loss per weighted average BAC	$(12.53)	$(19.12)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2010	$(44,336,450)	$(41,301,465)	$(918,143)	$(2,116,842)
Net loss	(751,129)	(738,280)	(7,457)	(5,392)
Distributions	(75,000)	0	0	(75,000)
Partners’ deficit – June 30, 2010	$(45,162,579)	$(42,039,745)	$(925,600)	$(2,197,234)
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(751,129)	$(1,147,393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of property	39,131	-
Depreciation and amortization	551,196	855,262
(Decrease) increase in accounts payable	(120,926)	115,412
Increase in security deposit payable	9,426	8,346
Increase in accrued interest	463,849	433,478
Increase in cash held in escrow	(101,372)	(202,390)
Decrease (increase) in other assets	82,115	(81,736)
Decrease in due to local general partners and affiliates	(22,121)	(53,470)
Increase in due to general partner and affiliates	131,513	180,439
Total adjustments	1,032,811	1,255,341
Net cash provided by operating activities	281,682	107,948
Cash flows from investing activities:
Improvements to property and equipment	(116,841)	-
Increase in cash held in escrow	(68,722)	(45,097)
Net cash used in investing activities	(185,563)	(45,097)
Cash flows from financing activities:
Principal payments of mortgage notes	(169,076)	(166,510)
Payment of advances to local general partners and affiliates	8,094	16,848
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(75,000)	0
Net cash used in financing activities	(235,982)	(149,662)
Net decrease in cash and cash equivalents	(139,863)	(86,811)
Cash and cash equivalents at beginning of period	1,587,016	1,300,092
Cash and cash equivalents at end of period	$1,447,153	$1,213,281
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
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

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30.  All subsidiaries have fiscal quarters ending March 31.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through June 30.  The Partnership’s fiscal quarter ends June 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss attributable to noncontrolling interests amounted to approximately $5,000 and $9,000 for the three months ended June 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2010, the results of operations and its cash flows for the three months ended June 30, 2010 and 2009.  However, the operating results for the three months ended June 30, 2010 may not be indicative of the results for the year.

Recent Accounting Pronouncements

In February, 2010, the FASB issued under Topic 855, Subsequent Events, ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”. This ASU addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.   This ASU is effective for interim or annual periods ending after June 15, 2010.  The adoption of this accounting standard is not expected to have a material effect on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009*

Partnership management fees (a)	$125,000	$136,500
Expense reimbursement (b)	43,814	40,270
Local administrative fee (c)	9,625	9,625
Total general and administrative-General Partner	178,439	186,395
Property management fees incurred to affiliates of the subsidiary partnerships' general partners	84,963	84,610
Total general and administrative-related parties	$263,402	$271,005
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Expenses incurred to related parties from discontinued operation for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30,
	2010	2009*

Local administrative fees (c)	$625	$1,250
Total general and administrative - General Partner	625	1,250
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	3,736	3,727
Total general and administrative-related parties	$4,361	$4,977
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,002,000 and $5,877,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $477,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of June 30, 2010 and March 31, 2010, the subsidiary partnerships owed approximately $392,000 and $381,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of June 30, 2010, the Partnership owes $12,000 to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates at June 30, 2010 and March 31, 2010 consists of the following:

	June 30, 2010	March 31, 2010

Operating advances	$265,353	$257,259
Development fee payable	258,606	258,606
Construction costs payable	382,200	382,200
Management and other operating advances	(105,250)	(83,130)
Loans payable to local general partner and affiliates (a)	236,994	236,994
	$1,037,903	$1,051,929

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

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$50,932,403	$22,647,742	$51,101,479	$22,545,093

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  As of June 30, 2010, the Partnership has sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On March 31, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010.  An adjustment to the gain of approximately $(39,000) was recorded during the quarter ended June 30, 2010, resulting in an overall gain of approximately $2,322,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from (i) the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner; and (ii) the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the three months ended June 30, 2010, Tasker, which was sold on March 31, 2010, was classified as a discontinued operation in the consolidated statements of operations.  For the period ended June 30, 2009, Creative Choice Homes VI, Ltd. and Tasker, which were sold during the year ended March 31, 2010, were classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended June 30
	2010	2009
Revenues
Rental income	$34,209	$242,230
Other (Note 2)	2,492	8,360
Gain on sale of property (Note 4)	39,131	-
Total revenue	75,832	250,590
Expenses
General and administrative	21,844	59,276
General and administrative-related parties (Note 2)	4,361	4,977
Repairs and maintenance	15,193	25,509
Operating and other	15,476	29,634
Insurance	181	17,582
Taxes	2,969	24,201
Interest	15,808	56,300
Depreciation and amortization	-	63,820
Total expenses	75,832	281,299
Loss from discontinued operations	-	(30,709)
Noncontrolling interest in loss of subsidiaries from discontinued operations	-	300
Loss from discontinued operations – Independence Tax Credit Plus LP II	$-	$(30,409)
Loss – limited partners from discontinued operations	$-	$(30,105)
Number of BACs outstanding	58,928	58,928
Loss from discontinued operations per BAC	$-	$(0.51)

	Three Months Ended June 30
	2010	2009
Cash flows from Discontinued Operations: Net cash provided by (used in) operating activities	$-	$615
Net cash provided by (used in) investing activities	$-	$(3,950)
Net cash (used in) provided by financing activities	$-	$(160)

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2010, the Partnership’s liabilities exceeded assets by $45,162,579 and for the three months ended June 30, 2010 incurred a net loss of $751,129, including gain on sale of properties of $39,131.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $5,877,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $50,932,403 and the accrued interest payable balance of $23,798,669 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $526,000 at June 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $42,000 for the three months ended June 30, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $11,581 for the three months ended March 31, 2010.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2009, the project had 22 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at June 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $69,000 at each date.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $11,000 and $24,000 for the three months ended June 30, 2010 and 2009, respectively.

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

Property management fees incurred by the Local Partnerships amounted to $198,197 and $198,394 for the three months ended June 30, 2010 and 2009, respectively.  Of these fees $88,699 and $88,337 were earned by affiliates of the Local General Partners, which include $3,736 and $3,727 of fees relating to discontinued operations.

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
June 30, 2010
(Unaudited)

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

There were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements, except as disclosed in Note7.

NOTE 7 – Subsequent Events

On July 30, 2010, the Partnership sold its limited partnership interest in Derby Run Associates, L.P. (“Derby Run”) to an unaffiliated third party purchaser for a sales price of $1,045,822.  The Partnership received $345,822 in sales proceeds and a promissory note of $700,000 to be received in the following quarter.  The sale will result in a gain of approximately $1,786,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $741,000 at the date of the sale, the $346,000 cash received and the promissory note of $700,000 to be received from the sale, which will be recognized on the Partnership’s Form 10-Q for the quarter ending September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of June 30, 2010, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $265,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $6,000 being held in escrow at the partnership level).

The Partnership is in the process of developing a plan to dispose of all of its investments.  It is anticipated that the process will continue to take a number of years.  As of June 30, 2010, the Partnership has sold its limited partnership interests in two Local Partnerships.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $0 and $56,000, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the three months ended June 30, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $140,000.  This decrease was due to principal payments of mortgage notes ($169,000), purchases of property and equipment ($117,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($75,000) and an increase in cash held in escrow relating to investing activities ($69,000), which exceeded cash provided by operating activities ($282,000) and payment of advances to local general partners and affiliates ($8,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $551,000.

Total expenses for the three months ended June 30, 2010 and 2009, respectively, excluding depreciation and amortization, interest and general and administrative – related parties, totaled $2,094,332 and $2,112,466, respectively.

Accounts payable as of June 30, 2010 and March 31, 2010 were $699,896 and $781,642, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of June 30, 2010 and March 31, 2010 was $23,798,669 and $23,334,820, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $526,000 at June 30, 2010.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $6,002,000 and $5,877,000 were accrued and unpaid as of June 30, 2010 and March 31, 2010, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a Item 1.

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2010.

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

	At June 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$50,932,403	$22,647,742	$51,101,479	$22,545,093

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010.

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

During the three months ended June 30, 2010, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2010, the Partnership has recorded approximately $28,084,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2010 and 2009 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 4% for the three months ended June 30, 2010, as compared to the corresponding period in 2009, primarily due to an increase in Section 8 rental subsidy income at one Local Partnership and increases in rental rates at a second and third Local Partnership, partially offset by an increase in vacancy and concessions at a fourth Local Partnership.

Total expenses, excluding taxes, insurance and depreciation and amortization, remained fairly consistent with an increase of approximately 2% for the three months ended June 30, 2010 as compared to the corresponding period in 2009.

Taxes decreased approximately $17,000 for the three months ended June 30, 2010, as compared to the corresponding period in 2009, primarily due to an overaccrual in the prior year at one Local Partnership.

Insurance decreased approximately $50,000 for the three months ended June 30, 2010, as compared to the corresponding period in 2009, primarily due to an overaccrual in the prior year at one Local Partnership.

Depreciation and amortization expense decreased approximately $240,000 for the three months ended June 30, 2010 as compared to the corresponding period in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at six Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2010.

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

(c)           Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the period ended June 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	(Removed and reserved)

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)	Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	August 12, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 12, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer