Form 10-Q
period 2010-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2010-11-12
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating assets
Property and equipment at cost, net of accumulated depreciation of $29,755,084 and $44,397,771, respectively	$20,045,164	$33,890,998
Cash and cash equivalents	2,399,913	1,587,016
Cash held in escrow	2,452,685	2,923,692
Deferred costs, net of accumulated amortization of $69,815 and $215,000, respectively	101,080	175,505
Other assets	419,692	523,427
Total operating assets	25,418,534	39,100,638

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $12,517,429 and $0, respectively	7,637,030	0
Net assets held for sale	669,879	0
Total assets from discontinued operations	8,306,909	0
Total assets	$33,725,443	$39,100,638
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities
Mortgage notes payable	$26,716,952	$51,101,479
Accounts payable	812,567	781,692
Security deposit payable	283,356	420,089
Accrued interest	18,050,015	23,334,820
Due to local general partners and affiliates	839,366	1,051,929
Due to general partner and affiliates	6,887,480	6,747,079
Total operating liabilities	53,589,736	83,437,088

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	17,724,269	0
Net liabilities held for sale	6,591,940	0
Total liabilities from discontinued operations	24,316,209	0
Total liabilities	77,905,945	83,437,088
Commitments and contingencies (Note 7)
Partners’ deficit
Limited partners (58,928 BACs issued and outstanding)	(41,985,207)	(41,301,465)
General partner	(925,049)	(918,143)
Independence Tax Credit Plus L.P. II total	(42,910,256)	(42,219,608)
Noncontrolling interests	(1,270,246)	(2,116,842)
Total partners’ deficit	(44,180,502)	(44,336,450)
Total liabilities and partners’ deficit	$33,725,443	$39,100,638
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three months Ended September 30,		Six months Ended September 30,
	2010	2009*	2010	2009*
Revenues
Rental income	$1,902,036	$1,797,375	$3,816,845	$3,620,740
Other income	103,370	104,830	211,181	212,482
Total revenues	2,005,406	1,902,205	4,028,026	3,833,222
Expenses
General and administrative	705,869	472,184	1,309,938	1,113,613
General and administrative-related parties (Note 2)	231,619	249,695	474,848	499,630
Repairs and maintenance	528,778	366,311	984,084	785,782
Operating	227,674	224,266	539,396	555,588
Taxes	125,864	125,134	244,902	258,182
Insurance	72,186	106,154	141,375	214,272
Financial, principally interest	437,946	444,077	881,583	874,387
Depreciation and amortization	381,799	504,893	759,279	999,342
Total expenses from operations	2,711,735	2,492,714	5,335,405	5,300,796
Loss from operations	(706,329)	(590,509)	(1,307,379)	(1,467,574)
Income (loss) from discontinued operations	1,688,406	(325,892)	1,538,327	(596,220)
Net income (loss)	982,077	(916,401)	230,948	(2,063,794)
Net loss attributable to noncontrolling interests from operations	5,174	3,529	9,070	9,959
Net (income) loss attributable to noncontrolling interests from discontinued operations	(932,162)	3,261	(930,666)	5,961
Net (income) loss attributable to noncontrolling interests	(926,988)	6,790	(921,596)	15,920
Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$55,089	$(909,611)	$(690,648)	$(2,047,874)
Loss from operations – limited partners	$(694,143)	$(581,110)	$(1,285,326)	$(1,443,039)
Income (loss) from discontinued operations (including gain on sale of properties) – limited partners	748,681	(319,405)	601,584	(584,356)
Net income (loss)– limited partners	$54,538	$(900,515)	$(683,742)	$(2,027,395)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Loss from operations per weighted average BAC	$(11.78)	$(9.86)	$(21.81)	$(24.49)
Income (loss) from discontinued operations per weighted average BAC	12.71	(5.42)	10.21	(9.91)
Net income (loss) per weighted average BAC	$0.93	$(15.28)	$(11.60)	$(34.40)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2010	$(44,336,450)	$(41,301,465)	$(918,143)	$(2,116,842)
Net income (loss)	230,948	(683,742)	(6,906)	921,596
Distributions	(75,000)	0	0	(75,000)
Partners’ deficit – September 30, 2010	$(44,180,502)	$(41,985,207)	$(925,049)	$(1,270,246)
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$230,948	$(2,063,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of properties	(1,815,882)	0
Depreciation and amortization	1,125,371	1,718,638
(Decrease) increase in accounts payable	(76,646)	136,096
Increase in security deposit payable	5,180	1,924
Increase in accrued interest	933,768	892,189
Increase in cash held in escrow	(153,161)	(215,843)
Decrease (increase) in other assets	20,250	(67,885)
Decrease in due to local general partners and affiliates	(85,134)	(54,366)
Increase in due to local general partners and affiliates	0	1,106
Increase in due to general partner and affiliates	247,377	360,414
Total adjustments	201,123	2,772,273
Net cash provided by operating activities	432,071	708,479
Cash flows from investing activities:
Proceeds from sale of properties	1,045,822	0
Costs paid relating to sale of properties	(2,105)	0
Improvements to property and equipment	(185,274)	0
Increase (decrease) in cash held in escrow	21,176	(120,368)
Net cash provided by (used in) investing activities	879,619	(120,368)
Cash flows from financing activities:
Principal payments of mortgage notes	(349,635)	(329,135)
Increase (decrease) in due to local general partners and affiliates	8,094	(14,791)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(75,000)	(232,634)
Net cash used in financing activities	(416,541)	(576,560)
Net increase in cash and cash equivalents	895,149	11,551
Cash and cash equivalents at beginning of period	1,587,016	1,300,092
Cash and cash equivalents at end of period*	$2,482,165	$1,311,643
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(1,043,717)	$0
Property and equipment, net of accumulated depreciation	5,285,972	0
Deferred costs	35,534	0
Other assets	42,363	0
Cash held in escrow	78,112	0
Accounts payable and other liabilities	149,395	0
Due to general partners and affiliates	(5,726)	0
Due to local general partners and affiliates	22,772	0
Mortgage payable	(6,310,623)	0
Accrued interest	(27,714)	0
Security deposits	(42,250)	0

*  Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $82,252 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and fifteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner.   Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30.  All subsidiaries have fiscal quarters ending June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1 through September 30.  The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(927,000), $7,000, $(922,000) and $16,000 for the three and six months ended September 30, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2010, the results of operations for the three and six months ended September 30, 2010 and 2009 and its cash flows for the six months ended September 30, 2010 and 2009.  However, the operating results and cash flows for the six months ended September 30, 2010 may not be indicative of the results for the year.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Partnership management fees (a)	$113,500	$136,500	$238,500	$273,000
Expense reimbursement (b)	43,815	40,269	87,629	80,539
Local administrative fee (c)	6,500	6,500	13,000	13,000
Total general and administrative – General Partner	163,815	183,269	339,129	366,539
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	67,804	66,426	135,719	133,091
Total general and administrative – related parties	$231,619	$249,695	$474,848	$499,630
* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009*	2010	2009*
Local administrative fees (c)	$3,125	$4,375	$6,875	$8,750
Total general and administrative - General Partner	3,125	4,375	6,875	8,750
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	22,621	21,067	43,405	42,739
Total general and administrative-related parties	$25,746	$25,442	$50,280	$51,489
* Reclassified for comparative purpose.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,115,000 and $5,877,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $477,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of September 30, 2010 and March 31, 2010, the subsidiary partnerships owed approximately $397,000 and $381,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of September 30, 2010, the Partnership is owed approximately $2,000 for an expense inadvertently paid by the Partnership on an affiliate’s behalf.  This amount was repaid in October 2010.

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates at September 30, 2010 and March 31, 2010 consists of the following:

	September 30, 2010	March 31, 2010

Operating advances	$265,353	$257,259
Development fee payable	0	258,606
Construction costs payable	382,200	382,200
Management and other operating advances	(45,181)	(83,130)
Loans payable to local general partner and affiliates (a)	236,994	236,994
	$839,366	$1,051,929

(a)     Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

Due to local general partners and affiliates at September 30, 2010 and March 31, 2010 included in the discontinued liabilities consists of the following:

	September 30, 2010	March 31, 2010

Development fee payable	$258,606	$0
Management and other operating advances	(100,310)	0
	$158,296	$0

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$44,441,221	$16,996,894	$51,101,479	$22,545,093

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the six months ended September 30, 2010, the Partnership has sold its limited partnership interest in one Local Partnership.  As of September 30, 2010, the Partnership sold its limited partnership interests in three Local Partnerships.  In addition, as of September 30, 2010, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Note5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

On July 30, 2010, the Partnership sold its limited partnership interest in Derby Run Associates (“Derby”) to an affiliate of the Local General Partner for a sales price of $1,045,822.  The Partnership received $1,043,717 after the repayment of other liabilities of approximately $2,000.  The sale resulted in a gain of approximately $1,777,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $733,000 and the $1,043,717 cash received from the sale, which was recorded during the quarter ended September 30, 2010.

On March 31, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010.  An adjustment to the gain of approximately $39,000 was recorded during the quarter ended June 30, 2010, resulting in an overall gain of approximately $2,400,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from (i) the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner; and (ii) the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

NOTE 5 – Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $2,875,000.  As of June 30, 2010, Martha Bryant had property and equipment, at cost, of approximately $8,920,000, accumulated depreciation of approximately $5,426,000 and mortgage debt of approximately $7,436,000.  The sale is expected to be consummated during the fourth quarter of 2010.

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NLEDC, L.P. (“Paradise Arms”) to an unaffiliated third party purchaser for a sales price of $15,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000.  As of June 30, 2010, Paradise Arms had property and equipment, at cost, of approximately $4,692,000, accumulated depreciation of approximately $2,970,000 and mortgage debt of approximately $4,152,000.  The sale is expected to be consummated during the fourth quarter of 2010.

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $3,587,000.  As of June 30, 2010, P&P had property and equipment, at cost, of approximately $6,461,00, accumulated depreciation of approximately $4,322,000 and mortgage debt of approximately $6,136,000.  The sale is expected to be consummated during the fourth quarter of 2010.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of September 30, 2010, Derby, which was sold during the six months ended September 30, 2010, and Martha Bryant, Paradise Arms and P&P, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, no properties were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30, 2010	March 31, 2010
Assets
Property and equipment – less accumulated depreciation of $12,517,429 and $ 0, respectively	$7,637,030	$0
Cash and cash equivalents	82,252	0
Cash held in escrow	524,880	0
Deferred costs, net of accumulated amortization of $197,985 and $0, respectively	21,625	0
Other assets	41,122	0
Total assets	$8,306,909	$0

Liabilities
Mortgage notes payable	$17,724,269	$0
Accounts payable	41,872	0
Accrued interest payable	6,190,859	0
Security deposit payable	99,663	0
Due to local general partners and affiliates	158,296	0
Due to general partners and affiliates	101,250	0
Total liabilities	$24,316,209	$0

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the three and six months ended September 30, 2010, Tasker, which was sold on March 31, 2010, Derby, which was sold during the six months ended September 30, 2010, and Martha Bryant, Paradise Arms and P&P, which were classified as assets held for sale, were all classified as discontinued operation in the consolidated statements of operations.  For the three and six months ended September 30, 2009, Creative Choice Homes VI, Ltd. and Tasker, which were sold during the year ended March 31, 2010, and Derby, Martha Bryant, Paradise Arms and P&P, in order to present comparable results to the six months ended September 30, 2010, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues
Rental income	$957,341	$1,042,798	$1,787,871	$2,074,170
Other	59,714	50,637	112,280	96,982
Gain on sale of properties (Note 4)	1,776,751	0	1,815,882	0
Total revenue	2,793,806	1,093,435	3,716,033	2,171,152
Expenses
General and administrative	203,239	313,073	482,631	556,167
General and administrative-related parties (Note 2)	25,746	25,442	50,280	51,489
Repairs and maintenance	229,603	164,910	386,878	352,661
Operating and other	78,492	110,911	170,602	201,083
Taxes	45,271	67,216	82,827	128,812
Insurance	31,141	61,327	55,480	113,994
Interest	299,531	317,965	582,916	643,870
Depreciation and amortization	192,377	358,483	366,092	719,296
Total expenses	1,105,400	1,419,327	2,177,706	2,767,372
Income (loss) from discontinued operations	$1,688,406	$(325,892)	$1,538,327	$(596,220)
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	(932,162)	3,261	(930,666)	5,961
Income (loss) from discontinued operation – Independence Tax Credit Plus LP II	$756,244	$(322,631)	$607,661	$(590,259)
Loss – limited partners from discontinued operations	$748,681	$(319,405)	$601,584	$(584,356)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Income (loss) from discontinued operations per BAC	$12.71	$(5.42)	$10.21	$(9.91)

	Six months Ended September 30
	2010	2009
Cash flows from Discontinued Operations: Net cash used in operating activities	$(951,745)	$0
Net cash provided by investing activities	$1,097,285	$0
Net cash used in financing activities	$(117,690)	$0

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2010, the Partnership’s liabilities exceeded assets by $44,180,502 and for the six months ended September 30, 2010 incurred net income of $230,948, including gain on sale of properties of $1,815,882.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $6,115,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $44,441,221 and the accrued interest payable balance of $24,240,874 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,475,000 at September 30, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $76,000 for the six months ended September 30, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $27,754 for the six months ended June 30, 2010.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2009, the project had 22 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at September 30, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $69,000 at each date.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $27,000 and $48,000 for the six months ended September 30, 2010 and 2009, respectively.

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

Property management fees incurred by the Local Partnerships amounted to $193,380 and $200,521 and $391,577 and $398,915 for the three and six months ended September 30, 2010 and 2009, respectively.  Of these fees $90,425 and $87,493 and $179,124 and $175,830 were earned by affiliates of the Local General Partners for the three and six months ended September 30, 2010 and 2009, respectively, which include $22,621 and $21,067 and $43,405 and $42,739 of fees relating to discontinued operations for the three and six months ended September 30, 2010 and 2009, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of September 30, 2010, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $265,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $6,000 being held in escrow at the partnership level).

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the six months ended September 30, 2010, the Partnership has sold its limited partnership interest in one Local Partnership.  As of September 30, 2010, the Partnership sold its limited partnership interests in three Local Partnerships.  In addition, as of September 30, 2010, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Note 5 in Item 1).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the six months ended September 30, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $15,000 and $103,000, respectively.  In addition, during the six months ended September 30, 2010 and 2009, distributions to the Partnership from sales proceeds amounted to approximately $1,044,000 and $0, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the six months ended September 30, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $895,000.  This increase was due to cash provided by operating activities ($432,000), a decrease in cash held in escrow relating to investing activities ($21,000) and net proceeds from sale of properties ($1,044,000), which exceeded principal payments of mortgage notes ($350,000), purchases of property and equipment ($185,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($75,000) and the repayment of advances to local general partner and affiliates ($8,000).  Included in the adjustment to reconcile the net income to cash provided by operating activities is depreciation and amortization of approximately $1,125,000 and gain on sale of properties of approximately $1,816,000.

Total expenses from operations for the six months ended September 30, 2010 and 2009, respectively, excluding depreciation and amortization, interest and general and administrative – related parties, totaled $1,660,371 and $1,294,049 and $3,219,695 and $2,927,437, respectively.

Accounts payable from operations as of September 30, 2010 and March 31, 2010 were $812,567 and $781,692, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $41,872 and $0 as of September 30, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of September 30, 2010 and March 31, 2010 was $18,050,015 and $23,334,820, respectively.  Accrued interest payable from discontinued operations totaled $6,190,859 and $0 as of September 30, 2010 and March 31, 2010, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,475,000 at September 30, 2010.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $6,115,000 and $5,877,000 were accrued and unpaid as of September 30, 2010 and March 31, 2010, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

	At September 30, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$44,441,221	$16,996,894	$51,101,479	$22,545,093

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are three assets classified as property and equipment-held for sale as of September 30, 2010 (see Note 5 in Item 1).

During the six months ended September 30, 2010, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2010, the Partnership has recorded approximately $28,084,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2010 and 2009 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 6% and 5% for the three and six months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to an increase in Section 8 rental subsidy income at one Local Partnership, an increase in Section 8 rental subsidy and a decrease in vacancy at a second Local Partnership and increases in rental rates at several other Local Partnerships.

Total expenses, excluding taxes, insurance and depreciation and amortization, remained fairly consistent with an increase of approximately 4% for the six months ended September 30, 2010 as compared to the corresponding period in 2009.

General and administrative increased approximately $234,000 and $196,000 for the three and six months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to increased miscellaneous administrative costs at one Local Partnership, increased recruiting fees and other administrative costs at a second Local Partnership and an increase in bad debt expense, incentive management fees and payroll costs at a third Local Partnership.

Repairs and maintenance increased approximately $162,000 and $198,000 for the three and six months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009 primarily due to an increase in painting and boiler costs at one Local Partnership, and an increase in exterminating costs, security costs and repair materials at a second Local Partnership, partially offset by a decrease in HVAC and plumbing costs at a third Local Partnership and a decrease in general repairs and maintenance at a fourth Local Partnership.

Insurance decreased approximately $34,000 and $73,000 for the three and six months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to an overaccrual in the prior year at one Local Partnership.

Depreciation and amortization expense decreased approximately $123,000 and $240,000 for the three and six months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at six Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of September 30, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	November 12, 2010			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 12, 2010			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer