Form 10-Q
period 2010-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2011-02-08
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(212) 317-5700
Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
ASSETS
Operating assets
Property and equipment at cost, net of accumulated depreciation of $30,107,822 and $44,397,771, respectively	$19,804,942	$33,890,998
Cash and cash equivalents	1,848,530	1,587,016
Cash held in escrow	2,396,738	2,923,692
Deferred costs, net of accumulated amortization of $70,836 and $215,000, respectively	100,059	175,505
Other assets	546,953	523,427
Total operating assets	24,697,222	39,100,638

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $12,633,340 and $0, respectively	7,521,119	0
Net assets held for sale	694,295	0
Total assets from discontinued operations	8,215,414	0
Total assets	$32,912,636	$39,100,638
LIABILITIES AND PARTNERS’ DEFICIT

Liabilities
Mortgage notes payable	$26,598,243	$51,101,479
Accounts payable	909,012	781,692
Security deposit payable	287,658	420,089
Accrued interest	18,406,428	23,334,820
Due to local general partners and affiliates	764,225	1,051,929
Due to general partner and affiliates	6,427,314	6,747,079
Total operating liabilities	53,392,880	83,437,088

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	17,700,644	0
Net liabilities held for sale	6,691,211	0
Total liabilities from discontinued operations	24,391,855	0
Total liabilities	77,784,735	83,437,088
Commitments and contingencies (Note 7)
Partners’ deficit
Limited partners (58,928 BACs issued and outstanding)	(42,664,712)	(41,301,465)
General partner	(931,913)	(918,143)
Independence Tax Credit Plus L.P. II total	(43,596,625)	(42,219,608)
Noncontrolling interests	(1,275,474)	(2,116,842)
Total partners’ deficit	(44,872,099)	(44,336,450)
Total liabilities and partners’ deficit	$32,912,636	$39,100,638
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009*	2010	2009*
Revenues
Rental income	$1,834,382	$1,903,444	$5,651,227	$5,524,184
Other income	93,152	99,963	304,333	312,445
Total revenues	1,927,534	2,003,407	5,955,560	5,836,629
Expenses
General and administrative	592,573	544,797	1,902,511	1,658,410
General and administrative-related parties (Note 2)	212,634	261,575	687,482	761,205
Repairs and maintenance	489,554	346,237	1,473,638	1,132,019
Operating	224,143	222,978	763,539	778,566
Taxes	80,097	133,162	324,999	391,344
Insurance	64,526	110,692	205,901	324,964
Financial, principally interest	434,704	441,423	1,316,287	1,315,810
Depreciation and amortization	353,760	500,081	1,113,039	1,499,423
Total expenses from operations	2,451,991	2,560,945	7,787,396	7,861,741
Loss from operations	(524,457)	(557,538)	(1,831,836)	(2,025,112)
(Loss) income from discontinued operations	(167,140)	(259,037)	1,371,187	(855,257)
Net loss	(691,597)	(816,575)	(460,649)	(2,880,369)
Net loss attributable to noncontrolling interests from operations	3,554	3,420	12,624	13,379
Net loss (income) attributable to noncontrolling interests from discontinued operations	1,674	2,586	(928,992)	8,547
Net loss (income) attributable to noncontrolling interests	5,228	6,006	(916,368)	21,926
Net loss attributable to Independence Tax Credit Plus L.P. II	$(686,369)	$(810,569)	$(1,377,017)	$(2,858,443)
Loss from operations – limited partners	$(515,694)	$(548,577)	$(1,801,020)	$(1,991,616)
(Loss) income from discontinued operations (including gain on sale of properties) – limited partners	(163,811)	(253,886)	437,773	(838,243)
Net loss – limited partners	$(679,505)	$(802,463)	$(1,363,247)	$(2,829,859)
Number of BACs outstanding	58,928	58,928	58,928	58,928
Loss from operations per weighted average BAC	$(8.75)	$(9.31)	$(30.56)	$(33.80)
(Loss) income from discontinued operations per weighted average BAC	(2.78)	(4.31)	7.43	(14.22)
Net loss per weighted average BAC	$(11.53)	$(13.62)	$(23.13)	$(48.02)

* Reclassified for comparative purposes. See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in
Partners’ Deficit
(Unaudited)

	Total	Limited Partners	General Partner	Noncontrolling Interests
Partners’ deficit – April 1, 2010	$(44,336,450)	$(41,301,465)	$(918,143)	$(2,116,842)
Net income (loss)	(460,649)	(1,363,247)	(13,770)	916,368
Distributions	(75,000)	0	0	(75,000)
Partners’ deficit – December 31, 2010	$(44,872,099)	$(42,664,712)	$(931,913)	$(1,275,474)
See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(460,649)	$(2,880,369)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of properties	(1,815,882)	0
Depreciation and amortization	1,595,335	2,577,365
Increase in accounts payable	19,755	220,792
Increase in security deposit payable	9,643	18,329
Increase in accrued interest	1,391,960	1,369,186
Increase in cash held in escrow	(116,455)	(414,652)
Increase in other assets	(98,158)	(142,191)
Decrease in due to local general partners and affiliates	(84,521)	(60,086)
(Decrease) increase in due to general partner and affiliates	(215,414)	542,336
Total adjustments	686,263	4,111,079
Net cash provided by operating activities	225,614	1,230,710
Cash flows from investing activities:
Proceeds from sale of properties	1,045,822	0
Costs paid relating to sale of properties	(2,105)	0
Improvements to property and equipment	(297,790)	0
Decrease (increase) in cash held in escrow	28,303	(189,320)
Net cash provided by (used in) investing activities	774,230	(189,320)
Cash flows from financing activities:
Principal payments of mortgage notes	(491,969)	(499,701)
Repayment of advances to local general partners and affiliates	(67,660)	(67,092)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(75,000)	(418,334)
Net cash used in financing activities	(634,629)	(985,127)
Net increase in cash and cash equivalents	365,215	56,263
Cash and cash equivalents at beginning of period	1,587,016	1,300,092
Cash and cash equivalents at end of period*	$1,952,231	$1,356,355
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(1,043,717)	$0
Property and equipment, net of accumulated depreciation	5,285,972	0
Deferred costs	35,534	0
Other assets	42,363	0
Cash held in escrow	78,112	0
Accounts payable and other liabilities	149,395	0
Due to general partners and affiliates	(5,726)	0
Due to local general partners and affiliates	22,772	0
Mortgage payable	(6,310,623)	0
Accrued interest	(27,714)	0
Security deposits	(42,250)	0

*   Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $103,701 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and fourteen other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner.   Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31.  All subsidiaries have fiscal quarters ending September 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1 through December 31.  The Partnership’s fiscal quarter ends December 31 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss (income) attributable to noncontrolling interests amounted to approximately $5,000, $6,000, $(916,000) and $22,000 for the three and nine months ended December 31, 2010 and 2009, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2010, the results of operations for the three and nine months ended December 31, 2010 and 2009 and its cash flows for the nine months ended December 31, 2010 and 2009.  However, the operating results and cash flows for the nine months ended December 31, 2010 may not be indicative of the results for the year.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine months ended December 31,
	2010	2009*	2010	2009*
Partnership management fees (a)	$114,150	$136,500	$352,650	$409,500
Expense reimbursement (b)	25,906	53,814	113,535	134,353
Local administrative fee (c)	6,500	6,500	19,500	19,500
Total general and administrative – General Partner	146,556	196,814	485,685	563,353
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	66,078	64,761	201,797	197,852
Total general and administrative – related parties	$212,634	$261,575	$687,482	$761,205
* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Nine months ended December 31,
	2010	2009*	2010	2009*
Local administrative fees (c)	$1,875	$4,375	$8,750	$13,125
Total general and administrative – General Partner	1,875	4,375	8,750	13,125
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	-	20,697	43,405	63,436
Total general and administrative-related parties	$1,875	$25,072	$52,155	$76,561
* Reclassified for comparative purpose.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $6,083,000 and $5,877,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $39,000 and $477,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of December 31, 2010 and March 31, 2010, the subsidiary partnerships owed approximately $404,000 and $381,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates at December 31, 2010 and March 31, 2010 consists of the following:

	December 31, 2010	March 31, 2010

Operating advances	$189,599	$257,259
Development fee payable	0	258,606
Construction costs payable	382,200	382,200
Management and other operating advances	(44,568)	(83,130)
Loans payable to local general partner and affiliates (a)	236,994	236,994
	$764,225	$1,051,929

(a)  Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Due to local general partners and affiliates at December 31, 2010 and March 31, 2010 included in the discontinued liabilities consists of the following:

	December 31, 2010	March 31, 2010

Development fee payable	$258,606	$0
Management and other operating advances	(100,310)	0
	$158,296	$0

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

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$44,298,887	$17,098,106	$51,101,479	$22,545,093

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

NOTE 4 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the nine months ended December 31, 2010, the Partnership has sold its limited partnership interest in one Local Partnership.  As of December 31, 2010, the Partnership sold its limited partnership interests in three Local Partnerships.  In addition, as of December 31, 2010, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Note5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

On March 10, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010.  An adjustment to the gain of approximately $39,000 was recorded during the quarter ended June 30, 2010, resulting in an overall gain of approximately $2,400,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from (i) the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner; and (ii) the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

NOTE 5 – Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $2,875,000.  As of June 30, 2010, Martha Bryant had property and equipment, at cost, of approximately $8,920,000, accumulated depreciation of approximately $5,484,000 and mortgage debt of approximately $7,426,000.  The sale is expected to be consummated during the first quarter of 2011.

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NLEDC, L.P. (“Paradise Arms”) to an unaffiliated third party purchaser for a sales price of $15,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000.  As of June 30, 2010, Paradise Arms had property and equipment, at cost, of approximately $4,692,000, accumulated depreciation of approximately $2,996,000 and mortgage debt of approximately $4,146,000.  The sale is expected to be consummated during the first quarter of 2011.

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $3,587,000.  As of June 30, 2010, P&P had property and equipment, at cost, of approximately $6,461,00, accumulated depreciation of approximately $4,352,000 and mortgage debt of approximately $6,129,000.  The sale is expected to be consummated during the first quarter of 2011.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of December 31, 2010, Derby, which was sold during the nine months ended December 31, 2010, and Martha Bryant, Paradise Arms and P&P, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, no properties were classified as discontinued operations on the consolidated balance sheets.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Consolidated Balance Sheets:

	December 31, 2010	March 31, 2010
Assets
Property and equipment – less accumulated depreciation of $12,633,340 and $ 0, respectively	$7,521,119	$0
Cash and cash equivalents	103,701	0
Cash held in escrow	536,994	0
Deferred costs, net of accumulated amortization of $198,279 and $0, respectively	21,331	0
Other assets	32,269	0
Total assets	$8,215,414	$0

Liabilities
Mortgage notes payable	$17,700,644	$0
Accounts payable	41,828	0
Accrued interest payable	6,292,638	0
Security deposit payable	99,824	0
Due to local general partners and affiliates	158,296	0
Due to general partners and affiliates	98,625	0
Total liabilities	$24,391,855	$0

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the three and nine months ended December 31, 2010, Tasker, which was sold on March 31, 2010, Derby, which was sold during the nine months ended December 31, 2010, and Martha Bryant, Paradise Arms and P&P, which were classified as assets held for sale, were all classified as discontinued operation in the consolidated statements of operations.  For the three and nine months ended December 31, 2009, Creative Choice Homes VI, Ltd. and Tasker, which were sold during the year ended March 31, 2010, and Derby, Martha Bryant, Paradise Arms and P&P, in order to present comparable results to the nine months ended December 31, 2010, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Revenues
Rental income	$453,011	$1,046,783	$2,240,882	$3,120,953
Other	5,714	59,447	106,963	156,429
Gain on sale of properties (Note 4)	0	0	1,815,882	0
Total revenue	458,725	1,106,230	4,163,727	3,277,382
Expenses
General and administrative	146,312	251,207	617,912	807,374
General and administrative-related parties (Note 2)	1,875	25,072	52,155	76,561
Repairs and maintenance	93,980	189,658	480,858	542,319
Operating and other	64,477	105,941	235,079	307,024
Taxes	3,780	57,985	86,607	186,797
Insurance	18,376	47,594	73,856	161,588
Interest	180,861	329,164	763,777	973,034
Depreciation and amortization	116,204	358,646	482,296	1,077,942
Total expenses	625,865	1,365,267	2,792,540	4,132,639
(Loss) income from discontinued operations	$(167,140)	$(259,037)	$1,371,187	$(855,257)
Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	1,674	2,586	(928,992)	8,547
(Loss) income from discontinued operation – Independence Tax Credit Plus LP II	$(165,466)	$(256,451)	$442,192	$(846,710)
Loss – limited partners from discontinued operations	$(163,811)	$(253,886)	$437,773	$(838,243)
Number of BACs outstanding	58,928	58,928	58,928	58,928
(Loss) income from discontinued operations per BAC	$(2.78)	$(4.31)	$7.43	$(14.22)

	Nine Months Ended December 31,
	2010	2009
\ Cash flows from Discontinued Operations: Net cash used in operating activities	$(894,652)	$0
Net cash provided by investing activities	$1,085,266	$0
Net cash used in financing activities	$(141,315)	$0

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2010, the Partnership’s liabilities exceeded assets by $44,872,099 and for the nine months ended December 31, 2010 incurred net loss of $(460,649), including gain on sale of properties of $1,815,882.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $6,083,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $44,298,887 and the accrued interest payable balance of $24,699,066 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $848,000 at December 31, 2010.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $105,000 for the nine months ended December 31, 2010.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Mansion Court Associates (“Mansion Court”)
Mansion Court had a net loss of $55,994 for the nine months ended September 30, 2010.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2009, the project had 22 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the project.  The Local General Partner is exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at December 31, 2010 and March 31, 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $69,000 at each date.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $55,000 and $48,000 for the nine months ended December 31, 2010 and 2009, respectively.

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

Property management fees incurred by the Local Partnerships amounted to $177,672 and $200,126 and $569,249 and $599,041 for the three and nine months ended December 31, 2010 and 2009, respectively.  Of these fees $66,078 and $85,458 and $245,202 and $261,288 were earned by affiliates of the Local General Partners for the three and nine months ended December 31, 2010 and 2009, respectively, which include $0 and $20,697 and $43,405 and $63,436 of fees relating to discontinued operations for the three and nine months ended December 31, 2010 and 2009, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

As of December 31, 2010, the Partnership has invested all of its net proceeds in fifteen Local Partnerships.  Approximately $265,000 of the purchase price remains to be paid to the Local Partnerships (including approximately $6,000 being held in escrow at the Partnership level).

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the nine months ended December 31, 2010, the Partnership sold its limited partnership interest in one Local Partnership.  As of December 31, 2010, the Partnership has sold its limited partnership interests in three Local Partnerships.  In addition, as of December 31, 2010, the Partnership has entered into agreements to sell its limited partnership interests in three Local Partnerships (see Note 5 in Item 1).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the nine months ended December 31, 2010 and 2009, the amounts received from operations of the Local Partnerships were approximately $15,000 and $145,000, respectively.  In addition, during the nine months ended December 31, 2010 and 2009, distributions to the Partnership from sales proceeds amounted to approximately $1,046,000 and $0, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the nine months ended December 31, 2010, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $365,000.  This increase was due to cash provided by operating activities ($226,000), a decrease in cash held in escrow relating to investing activities ($28,000) and net proceeds from sale of properties ($1,044,000), which exceeded principal payments of mortgage notes ($492,000), purchases of property and equipment ($298,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($75,000) and the repayment of advances to local general partner and affiliates ($68,000).  Included in the adjustment to reconcile the net loss to cash provided by operating activities is depreciation and amortization of approximately $1,595,000 and gain on sale of properties of approximately $1,816,000.

Total expenses from operations for the three and nine months ended December 31, 2010 and 2009 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $1,450,893 and $1,357,866 and $4,670,588 and $4,285,303, respectively.

Accounts payable from operations as of December 31, 2010 and March 31, 2010 were $909,012 and $781,692, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $41,828 and $0 as of December 31, 2010 and March 31, 2010, respectively.  Accrued interest payable from operations as of December 31, 2010 and March 31, 2010 was $18,406,428 and $23,334,820, respectively.  Accrued interest payable from discontinued operations totaled $6,292,638 and $0 as of December 31, 2010 and March 31, 2010, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $848,000 at December 31, 2010.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $6,083,000 and $5,877,000 were accrued and unpaid as of December 31, 2010 and March 31, 2010, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a in Item 1.

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

Tabular Disclosure of Contractual Obligations
The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2010.

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

	At December 31, 2010		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$44,298,887	$17,098,106	$51,101,479	$22,545,093

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are three assets classified as property and equipment-held for sale as of December 31, 2010 (see Note 5 in Item 1).

During the nine months ended December 31, 2010, the Partnership has not recorded any loss on impairment of assets.  Through December 31, 2010, the Partnership has recorded approximately $28,084,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2010 and 2009 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased approximately 4% and increased approximately 2% for the three and nine months ended December 31, 2010, respectively, as compared to the corresponding periods in 2009.  The decrease for the three month period is primarily due to an underaccrual of HAP subsidy income during the second quarter ended in 2009.   The increase for the nine month period is primarily due to an increase in Section 8 rental subsidy income offset by increased vacancy and bad debt at two Local Partnerships and an increased HAP subsidy at a third Local Partnership.

General and administrative increased approximately $244,000 for the nine months ended December 31, 2010 as compared to the corresponding period in 2009, primarily due to an increase in bad debt expense, incentive management fees and payroll costs at one Local Partnership, an increase in social programs, miscellaneous administrative expenses, payroll costs and management fees at a second Local Partnership, an increase in miscellaneous administrative costs and payroll costs at a third Local Partnership and an  increase in recruiting fees and other administrative costs at a fourth Local Partnership.

General and administrative-related parties decreased approximately $49,000 and $74,000 for the three and nine months ended December 31, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to a decrease in partnership management fees resulting from the sale of properties and a decrease in expense reimbursements at the Partnership level.

Repairs and maintenance increased approximately $143,000 and $342,000 for the three and nine months ended December 31, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to an increase in painting and boiler costs at one Local Partnership, an increase in exterminating costs, decorating costs and repair materials at a second Local Partnership, an increase in landscaping, carpet repairs, painting and roof repairs at a third Local Partnership and an increase in general repairs and maintenance at a fourth Local Partnership.

Real estate tax decreased approximately $53,000 and $66,000 for the three and nine months ended December 31, 2010, respectively, as compared to corresponding periods in 2009, primarily due to a reduction in the 2010 real estate tax assessments at two Local Partnerships.

Insurance decreased approximately $46,000 and $119,000 for the three and nine months ended December 31, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to a decrease in insurance premiums at three Local Partnerships.

Depreciation and amortization expense decreased approximately $146,000 and $386,000 for the three and nine months ended December 31, 2010, respectively, as compared to the corresponding periods in 2009, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at six Local Partnerships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2010, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of December 31, 2010.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2010, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER  INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	(Removed and reserved)

Item 5.	Other Information. – None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	February 8, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 8, 2011			By:	/s/ Andrew J. Weil
Andrew J. Weil
President and Chief Executive Officer