Form 10-K
period 2011-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2011-06-27
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  1   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2010 was ($41,985,000) based on Limited Partner equity (deficit) as of such date.

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership.  During the fiscal year ended March 31, 2011, the Partnership sold its limited partnership interests in five Local Partnerships.  As of March 31, 2011, the Partnership has sold its limited partnership interests in seven Local Partnerships. In addition, as of March 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership.  Subsequently, the Partnership sold its limited partnership interests in one other Local Partnership.  As of March 31, 2011, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, of which approximately $135,000 remains to be paid (including approximately $6,000 being held in escrow) to the Local Partnerships, as certain benchmarks such as occupancy levels must be attained prior to the release of such funds.  See Item 2.  Properties below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (generally using the discounted cash flow valuation method).  During the year ended March 31, 2011, the Partnership recorded approximately $1,047,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2011, the Partnership has recorded approximately $29,131,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the Properties are located in any single state. There are also substantial risks associated with owning interests in properties, as does the Partnership, which receive government assistance, for example the possibility that Congress may not appropriate funds to enable the Department of Housing and Urban Development (“HUD”) to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Sale of Local Partnership Interests

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the fiscal year ended March 31, 2011, the Partnership sold its limited partnership interests in five Local Partnerships.  As of March 31, 2011, the Partnership has sold its limited partnership interests in seven Local Partnerships. In addition, as of March 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership.  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On March 31, 2011, the Partnership sold its limited partnership interest in Brynview Terrace, L.P. (“Brynview”) to the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $1,024,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,029,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.

On March 31, 2011, the Partnership sold its limited partnership interest in Colden Oaks Limited Partnership (“Colden Oaks”) to an affiliate of the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $5,061,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $5,066,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.  In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $85,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On February 9, 2011, the Partnership sold its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  The Partnership received $79,363 (including a distribution from sale of $49,363) after the payment of other liabilities of approximately $20,000.  The sale resulted in a gain of approximately $6,288,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,208,000 and the $79,363 cash received from the sale, which was recorded during the year ended March 31, 2011.

On February 9, 2011, the Partnership sold its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  The Partnership did not receive any cash from this sale and paid other liabilities of $15,000 in relation to the sale.  The sale resulted in a gain of approximately $6,158,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the year ended March 31, 2011.

On July 30, 2010, the Partnership sold its limited partnership interest in Derby Run Associates (“Derby Run”) to an affiliate of the Local General Partner for a sales price of $1,045,822.  The Partnership received $1,043,717 after the repayment of other liabilities of approximately $2,000.  The sale resulted in a gain of approximately $1,777,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $733,000 and the $1,043,717 net cash received from the sale, which was recorded during the quarter ended September 30, 2010.  An adjustment to the gain of approximately ($56,000) was recorded during the quarter ended March 31, 2011, resulting in an overall gain of approximately $1,721,000.

On March 31, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010. Adjustments to the gain of approximately $39,000 and ($7,000) were recorded during the quarters ended June 30, 2010 and March 31, 2011, respectively, resulting in an overall gain of approximately $2,400,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from (i) the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner; and (ii) the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

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

Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NLEDC, L.P. (“Paradise Arms”) to an unaffiliated third party purchaser for a sales price of $15,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000.  As of December 31, 2010, Paradise Arms had property and equipment, at cost, of approximately $4,708,000, accumulated depreciation of approximately $3,023,000 and mortgage debt of approximately $4,140,000.  The sale is expected to be consummated during the second quarter of 2011.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes.  During the fiscal year ended March 31, 2011, the Partnership sold its limited partnership interests in five Local Partnerships.  As of March 31, 2011, the Partnership has sold its limited partnership interests in seven Local Partnerships. In addition, as of March 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one other Local Partnership.   There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

Name and Location	Date Acquired	% of Units Occupied at May 1,
		2011	2010	2009	2008	2007

Lincoln Renaissance
Reading, PA (52)	April 1993	90%	96%	94%	94%	94%

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993	94%	90%	97%	95%	95%

Mansion Court Associates
Philadelphia, PA (30)	November 1993	20%	26%	27%	33%	50%

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	(b )	95%	98%	91%	94%

Renaissance Plaza ‘93 Associates , L.P.
Baltimore, MD (95)	February 1994	90%	97%	98%	97%	95%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	(a )	(a )	96%	89%	96%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	(b )	94%	95%	96%	99%

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	(b )	100%	95%	97%	100%

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	(b )	100%	100%	75%	100%

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	98%	100%	98%	100%	98%

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	(a )	(a )	98%	83%	86%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	(b )	95%	98%	98%	98%

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	96%	99%	94%	99%	95%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	99%	99%	100%	98%	99%

Affordable Green Associates L.P.
New York, NY (41)	April 1995	100%	100%	100%	100%	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).

(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).

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

In connection with investments in Apartment Complexes in development stage, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations.  The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  As of March 31, 2011, the gross amount of the Operating Deficit Guarantees aggregated approximately $5,670,000, of which $4,840,000 had expired.  Management does not expect that expiration to have a material impact on liquidity, based on prior years’ fundings.  Amounts funded under such agreements are treated as noninterest bearing loans, which will be paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Tax Credits with respect to a given Apartment Complex are available for a ten-year period that commences when the Property is placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex is placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit that was not available in the first year was made available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership were allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period were not available to the Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2011, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 25, 2011, the Partnership has approximately 3,420 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2011.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of its Offering in fifteen Local Partnerships of which approximately $135,000 remains to be paid (including approximately $6,000 being held in escrow) as certain benchmarks, such as occupancy level, must be attained prior to the release of the funds. The Partnership does not intend to acquire additional Properties.  During the year ended March 31, 2011, the Partnership did not make any advances to the Local Partnerships.  Although the Partnership will not be acquiring additional Properties, the Partnership may be required to fund potential purchase price adjustments based on tax credit adjustor clauses.

During the fiscal year ended March 31, 2011, the Partnership sold its limited partnership interests in five Local Partnerships.  As of March 31, 2011, the Partnership has sold its limited partnership interests in seven Local Partnerships.  In addition, as of March 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership.  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership.  The Partnership is in the process of developing a plan to dispose of all of its investments, but there can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2011, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $120,000 and $249,000, respectively.  Additionally, during the years ended March 31, 2011 and 2010, the Partnership received approximately $1,113,000 and $178,000, respectively, in proceeds from the sale of Local Partnerships’ limited partnership interests.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $108,000.  This decrease was due to net cash used in operating activities ($103,000), purchase of property and equipment ($424,000), principal payments of mortgage notes ($636,000), a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($245,000) and cost paid relating to sale of properties ($47,000) which exceeded proceeds from sale of properties ($1,160,000), a net increase in due to local general partners and affiliates relating to financing activities ($156,000) and a decrease in cash held in escrow relating to investing activities ($30,000).  Included in the adjustment to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately $(2,094,000), gain on sale of properties of approximately ($20,284,000) and loss on impairment of assets of approximately $(1,047,000).

Total expenses for the year ended March 31, 2011 and 2010, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $5,955,071 and $5,499,632, respectively.

Accounts payable as of March 31, 2011 and 2010 were $723,100 and $781,692, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $16,308 and $0 as of March 31, 2011 and 2010, respectively.   Accrued interest as of March 31, 2011 and 2010 was $16,805,364 and $23,334,820, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $1,425,013 and $0 as of March 31, 2011 and 2010, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $721,000 at March 31, 2011.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,930,000 and $5,877,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively and are included in Due to general partner and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000 resulting in a non-cash General Partner contribution of the same amount.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to general partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 8 in Item 8 for further discussion of amounts Due to the general partner and affiliates.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Tabular Disclosure of Contractual Obligations
The following table summarizes the Partnership’s commitments as of March 31, 2011 to make future payments under its debt agreements and other contractual obligations.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$20,243,830	$2,538,563	$996,196	$5,601,416	$11,107,655
Loans payable to local general partner and affiliates (b)	236,994	236,994	-	-	-
	$20,480,824	$2,775,557	$996,196	$5,601,416	$11,107,655

(a)  The mortgage notes are payable in aggregate monthly installments of approximately $55,000 including principal and interest at rates ranging from 0% to 8.93% per annum, through the year 2052.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

(b) See Note 8 (B) in Item 8. Financial Statements and Supplementary Data.

The following table summarizes the Partnership’s commitments from discontinued operations as of March 31, 2011 to make future payments under its debt agreements and other contractual obligations.

Contractual Obligations	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Mortgage notes payable (a)	$4,139,881	$25,626	$58,734	$70,339	$3,985,182
	$4,139,881	$25,626	$58,734	$70,339	$3,985,182

(a)  The mortgage note is payable in aggregate monthly installments of approximately $9,000 including principal and interest at rates ranging from 3.00 to 9.05% per annum, through the year 2052.  The subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

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

During the year ended March 31, 2011, the Partnership recorded approximately $1,047,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2011, the Partnership has recorded approximately $29,131,000 as an aggregate loss on impairment of property.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for amendments in this ASU to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2011 and 2010 (the 2010 and 2009 Fiscal Years, respectively) excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 14).

The net income (loss) for the 2010 and 2009 Fiscal Years totaled $14,984,321 and $(22,153,776), respectively.

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

2010 vs. 2009

Rental income increased approximately 3% for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to an increase in rental subsidy income at two Local Partnerships and rental increases at several other Local Partnerships.

The Partnership recorded a loss on impairments of approximately $1,047,000 and $21,750,000 during 2010 and 2009 Fiscal Years, respectively (see Note 4, Item 8).

Repairs and maintenance increased approximately $298,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to an increase in painting and boiler costs at one Local Partnership, an increase in exterminating costs, security contracts, repair materials and decorating costs at a second Local Partnership, an increase in flooring, carpet turnover and water heaters at a third Local Partnership and overall increased repairs at a fourth Local Partnership, offset by decreases in repair and maintenance contracts, decorating and other repairs at a fifth Local Partnership and decreases in elevator maintenance at a sixth Local Partnership.

Operating decreased approximately $119,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to a decrease in gas bulk purchases due to more favorable rates, water expense and electricity costs at one Local Partnership.

Real estate taxes increased approximately $125,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to an increase in the tax assessment of one Local Partnership.

Depreciation and amortization decreased approximately $485,000 for the 2010 Fiscal Year as compared to the 2009 Fiscal Year, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2010 at six Local Partnerships.

Results of Operations of Certain Local Partnerships

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $369,996 (including loss on impairment of $301,015) and $79,533 for the 2010 and 2009 Fiscal Years, respectively.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2010, the property had 23 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the property.  The Local General Partner continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2011 and 2010 was reduced to zero as a result of prior years’ losses, and the noncontrolling interest balance was $65,000 and $69,000 at each date, respectively.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $366,000 and $79,000 for the 2010 and 2009 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building of Mansion Court impaired and wrote it down to its estimated fair value of $0, which resulted in a loss on impairment of approximately $301,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.

Subsequent to March 31, 2011, Mansion Court was sold (see Note 13g in Item 8).

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

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2011 and 2010	37

	Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010	38

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2011 and 2010	39

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010	40

	Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended March 31, 2011 and 2010 (the 2010 and 2009 Fiscal Years, respectively).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements for fourteen (Fiscal 2010 and 2009) subsidiary partnerships whose losses aggregated $3,780,072 and $5,277,556 for the 2010 and 2009 Fiscal Years, respectively, and whose assets constituted 95% of the Partnership’s assets at March 31, 2011 and 2010, presented in the accompanying consolidated financial statements.  The financial statements of thirteen (Fiscal 2010) and fourteen (Fiscal 2009) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statements for one (Fiscal 2010) of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audits, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended March 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties.  The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern.  This subsidiary partnership’s net loss aggregated $369,996 (2010 Fiscal Year) and $79,533 (2009 Fiscal Year), and their assets aggregated $169,783 and $464,755 at March 31, 2011 and 2010, respectively.  Management’s plan in regard to this matter is also described in Note 13.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2010 and 2009, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2010 and 2009, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 2011, on our consideration of Lincoln Renaissance’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and on compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2010 supplemental information on pages 25 through 29 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 15, 2011

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of Wieland & Company, Inc.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2010 and 2009, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2010 and 2009, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 16, 2011, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying information in Schedule I, II and III on pages 10 and 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements of United - Germano - Millgate Limited Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Wieland & Company, Inc.
March 16, 2011
Batavia, Illinois

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Associates

We have audited the accompanying balance sheets of Mansion Court Associates as of December 31, 2010 and 2009, and the related statements of profit and loss, changes in partners’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of December 31, 2010 and 2009, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations. Furthermore, the Partnership has a net deficiency in partners’ equity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 11.

In accordance with Government Auditing Standards, we have also issued our report dated March 15, 2011, on our consideration of Mansion Court Associates’ internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 24 through 27 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 15, 2011

Lead Auditor: Michael A. Cumming, CPA
E-mail Address: mike.cumming@reznickgroup.com

[Letterhead of Wall Einhorn & Chernitzer P.C.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Derby Run Associates, L.P.
(A Virginia Limited Partnership)
Virginia Beach, Virginia

We have audited the accompanying balance sheets of Derby Run Associates, L.P. (A Virginia Limited Partnership) as of July 31, 2010 and December 31, 2009, and the related statements of income, changes in partners' deficit, and cash flows for the periods then ended.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Derby Run Associates, L.P. as of July 31, 2010 and December 31, 2009, and the results of its operations, changes in partners' deficit and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wall Einhorn & Chernitzer P.C.
Norfolk, Virginia
November 5, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Renaissance Plaza 93 Associates, L.P. (A Limited Partnership)

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 2010, and the related statements of operations, partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2010, and the results of its operations, the changes in partners’ equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 19, 2011, on our consideration of Renaissance Plaza 93 Associates, L.P.’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 19, 2011, on Renaissance Plaza 93 Associates, L.P.’s compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters that could have a direct and material effect on DHCD-assisted programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

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

/s/ Reznick Group, PC
Skokie, Illinois                                                                                     Taxpayer Identification Number:
February 19, 2011                                                                                     52-1088612

Lead Auditor: Nelson D. Gomez, CPA

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
February 24, 2010

Lead Auditor:  Nelson D. Gomez

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Partners
Tasker Village Associates

We have audited the accompanying balance sheet of Tasker Village Associates as of March 9, 2010, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the period January 1, 2010 through March 9, 2010 (date of investor transfer). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tasker Village Associates as of March 9, 2010, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the period January 1, 2010 through March 9, 2010 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
September 30, 2010

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

Lead Auditor:  Michael A. Cumming, CPA
Email id:  mike.cumming@reznickgroup.com

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General partner
Martha Bryant Manor Limited Partnership
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor Limited Partnership, at December 31, 2010, and the related statements of loss, changes in partners' capital, and cash-flow for the year then ended. These financial statements are the responsibility of Martha Bryant Manor Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board, used in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. 1 believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor Limited Partnership on December 31, 2010, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used In the United States of America.

/s/ Clifford R. Benn, CPA
February 23, 2011
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

/s/ Clifford R. Benn, CPA
February 26, 2010
Carson, California

[Letterhead of HODGES AND HAMMONS Certified Public Accountants, Inc.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Colden Oaks, A California Limited Partnership
Los Angeles, California

I have audited the accompanying balance sheets of Colden Oaks, a California Limited Partnership as of December 31, 2010, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

The accompanying balance sheet, and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 2009 was audited by another Auditor and as such we relied on that report which was unqualified for presentation along with the December 31, 2010 financial statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are fee of material misstatement. The Partnership has determined that it is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks, a California Limited Partnership, as of December 31, 2010 and 2009, and the results of its operations, changes in partners' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United State of America.

/s/ Paul R. Hammons, CPA
HODGES & HAMMONS, CPAs, Inc.
Los Angeles, California
February 28, 2011

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

In my opinion, the financial statements referred to above present ,fairly, in all material respects, the financial position of Brynview Terrace Limited Partnership on December 31, 2008 and 2009, and the results of its operations and its cash flow for the years then ended in conformity with generally accepted accounting principles used in the United States of America.

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

/s/ Clifford R. Benn, CPA
March 12, 2010
Carson, California

[Letterhead of Chu Associates]

INDEPENDENT AUDITORS' REPO RT

To the Partners of NLEDC, L.P.

We have audited the accompanying balance sheet of NLEDC, L.P. (the Partnership) as of December 31, 2010, and the related statement of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NLEDC, L.P. as of December 31, 2010, and the results of its operations, changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 13 to 14 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Chu & Associates
San Marino, California
February 25, 2011

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

/s/ Marvin Mason
Tarzana, California
February 25, 2010

[Letterhead of BERT D. SAMUELS CERTIFIED PUBLIC ACCOUNTANT]

INDEPENDENT AUDITOR'S REPORT

The Partners
P & P Home For The Elderly, L.P. Los Angeles, California

I have audited the accompanying balance sheet of P & P Home For The Elderly, L.P. as of December 31, 2010, and the related statements of income, changes in partners' equity and cash flows for the year then ended. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial, statements based on my audit.

I conducted my audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor, am I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial, reporting. Accordingly, 1 express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L' & P Home For The Elderly, L.P. as of December 31, 2010, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bert D. Samuels
Tarzana, California
February 10, 2011

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
Altadena, California
February 9, 2010

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Clear Horizons Limited Partnership

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, as of December 31, 2010, and the related statements of income, partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership as of December 31, 2010, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated March 22, 2011 on our consideration of Clear Horizons Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated March 22, 2011, on Clear Horizons Limited Partnership’s compliance with certain provisions of laws, regulations, contracts and grant agreements, and other matters that could have a direct and material effect on a major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 23 through 35 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland                                                                                                Taxpayer Identification Number:
March 22, 2011                                                                                                52-1088612

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
March 9, 2010

Lead Auditor:  Scott H. Szeliga, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Neptune Venture, L.P.

We have audited the accompanying balance sheet of Neptune Venture, L.P. as of December 31, 2010, and the related statements of operations, changes in partners’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of December 31, 2010, and the results of its operations, the changes in partners’ equity (deficit) and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 9, 2011

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 23, 2010

[Letterhead of D. F. O’Brien & Co., Certified Public Accountants]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2010 and the related statements of operations, changes in partners' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2010 and the results of its operations, changes in partners' (deficit), and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ D. F. O’Brien & Co.
Totowa, New Jersey
February 28, 2011

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

/s/ Lawlor & O’Brien
Totowa, New Jersey
February 23, 2010

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,
	2011	2010

Property and equipment net, less accumulated depreciation (Notes 2, 4 and 7)	$16,574,109	$33,890,998
Cash and cash equivalents (Notes 2, 3 and 13)	1,479,226	1,587,016
Cash held in escrow (Notes 3 and 5)	2,086,911	2,923,692
Deferred costs, less accumulated amortization (Notes 2 and 6)	90,211	175,505
Other assets	385,197	523,427

Total operating assets	20,615,654	39,100,638

Assets from discontinued operations (Note 14)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	1,699,698	-
Net assets held for sale	99,678	-

Total assets from discontinued operations	1,799,376	-

Total assets	$22,415,030	$39,100,638

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Mortgage notes payable (Note 7)	$20,243,830	$51,101,479
Accounts payable	599,843	781,692
Security deposits payable	254,770	420,089
Accrued interest	16,805,364	23,334,820
Due to local general partners and affiliates (Note 8)	1,023,346	1,051,929
Due to general partner and affiliates (Note 8)	5,270,129	6,747,079

Total operating liabilities	44,197,282	83,437,088

Liabilities from discontinued operations (Note 14)
Mortgage note payable of assets held for sale	4,139,881	-
Net liabilities held for sale	1,493,357	-

Total liabilities from discontinued operations	5,633,238	-

Total liabilities	$49,830,520	$83,437,088

Commitments and contingencies (Notes 7, 8 and 13)

Partners’ equity (deficit):
Limited partners (58,928 BACs issued and outstanding)	(26,466,187)	(41,301,465)
General partner	283,722	(918,143)
Independence Tax Credit Plus L.P. II total	(26,182,465)	(42,219,608)

Noncontrolling interests	(1,233,025)	(2,116,842)

Total partners’ equity (deficit)	(27,415,490)	(44,336,450)

Total liabilities and partners’ equity (deficit)	$22,415,030	$39,100,638

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010*
Revenues
Rental income	$7,051,333	$6,844,133
Other income	93,534	101,808
Total revenues	7,144,867	6,945,941
Expenses
General and administrative	2,365,107	2,213,191
General and administrative-related parties (Note 8)	1,112,191	1,156,497
Repairs and maintenance	1,828,861	1,530,565
Operating	905,280	1,024,058
Taxes	593,043	467,681
Insurance	262,780	264,137
Financial, principally interest	1,231,737	1,221,819
Depreciation and amortization	1,402,377	1,887,640
Loss on impairment of assets	1,047,336	10,482,091
Total expenses from operations	10,748,712	20,247,679
Loss from operations	(3,603,845)	(13,301,738)
Income (loss) from discontinued operations	19,588,416	(10,368,262)
Net income (loss)	15,984,571	(23,670,000)
Net loss attributable to noncontrolling interests from operations	28,664	125,726
Net (income) loss attributable to noncontrolling interests from discontinued operations	(1,028,106)	1,390,498
Net (income) loss attributable to noncontrolling interests	(999,442)	1,516,224
Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$14,985,129	$(22,153,776)
Loss from operations – limited partners	$(3,539,429)	$(13,044,252)
Income (loss) from discontinued operations – limited partners	18,374,707	(8,887,986)
Net income (loss) – limited partners	$14,835,278	$(21,932,238)
Number of BACs outstanding	58,928	58,928
Loss from operations per BAC	$(60.06)	$(221.36)
Income (loss) from discontinued operations per BAC	311.81	(150.83)
Net income (loss) per BAC	$251.75	$(372.19)

*	Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

	Total	Limited Partners	General Partner	Noncontrolling Interests

Partners deficit – April 1, 2009	$(21,733,936)	$(19,369,227)	$(724,890)	$(1,639,819)
Net loss	(23,670,000)	(21,932,238)	(221,538)	(1,516,224)
Distributions	(322,425)	-	-	(322,425)
Contributions	71,456	-	-	71,456
Contributions – write-off of related party debt	1,318,455	-	28,285	1,290,170
Partners deficit – March 31, 2010	(44,336,450)	(41,301,465)	(918,143)	(2,116,842)
Net income	15,984,571	14,835,278	149,851	999,442
Distributions	(115,625)	-	-	(115,625)
Contributions – write-off of related party debt	85,000	-	85,000	-
Contributions – write-off of partnership management fees related to sold properties	967,014	-	967,014	-
Partners equity (deficit) – March 31, 2011	$(27,415,490)	$(26,466,187)	$283,722	$(1,233,025)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$15,984,571	$(23,670,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of properties	(20,284,069)	(2,418,403)
Depreciation and amortization	2,094,452	3,462,993
Loss on impairment of assets	1,047,336	21,749,607
(Increase) decrease in assets:
Cash held in escrow	(100,004)	(61,943)
Other assets	(34,772)	(170,090)
Increase (decrease) in liabilities:
Accounts payable	(251,558)	31,976
Security deposit payable	15,892	6,493
Accrued interest	1,796,255	1,923,216
Due to local general partners and affiliates	(48,709)	(76,464)
Due to general partner and affiliates	(322,436)	711,529
Total adjustments	(16,087,613)	25,158,914

Net cash (used in) provided by operating activities	(103,042)	1,488,914

Cash flows from investing activities:
Proceeds from sale	1,160,185	177,501
Costs paid relating to sale of properties	(47,105)	-
Improvements to property and equipment	(423,670)	(308,168)
Decrease (increase) in cash held in escrow	30,449	(216,269)
Net cash provided by (used in) investing activities	719,859	(346,936)

Cash flows from financing activities:
Principal payments of mortgage notes	(635,677)	(670,885)
Increase in due to local general partners and affiliates	156,059	104,982
Decrease in due to local general partners and affiliates	-	(38,182)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interest	(244,989)	(250,969)

Net cash used in financing activities	(724,607)	(855,054)

Net (decrease) increase in cash and cash equivalents	(107,790)	286,924

Cash and cash equivalents at beginning of year	1,587,016	1,300,092

Cash and cash equivalents at end of year	$1,479,226	$1,587,016

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$728,796	$1,004,995
Supplemental disclosure of non-cash investing and financing activities:
Contribution from write-off of partnership management fee related to sold properties	$967,014	$-
Summarized below are the components of the gain on sale of properties:
Proceeds from sale of property – net	$(1,113,080)	$(177,501)
Decrease in property and equipment, net of accumulated depreciation	12,925,270	3,663,465
Decrease in deferred costs	65,931	6,840
Decrease in cash held in escrow	166,752	324,899
Decrease in other assets	554,302	43,922
Increase in accounts payable	79,184	2,609
Decrease in accrued interest	(6,900,698)	(828,083)
Decrease in security deposit payable	(149,176)	(43,441)
Decrease in mortgage note payable	(26,082,091)	(5,173,331)
Increase (decrease) in due to local general partners and affiliates	122,673	(1,483,737)
Decrease in due to general partners and affiliates	(167,500)	(72,500)
Capital contribution – General Partner	85,000	28,285
Increase in capitalization of consolidated subsidiaries attributable to noncontrolling interest	129,364	1,290,170

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

The Partnership had originally acquired interests in fifteen subsidiary partnerships.  During the fiscal year ended March 31, 2011, the Partnership sold its limited partnership interests in five Local Partnerships.  As of March 31, 2011, the Partnership has sold its limited partnership interests in seven Local Partnerships. In addition, as of March 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership.  Subsequently, the Partnership sold its limited partnership interests in one other Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and fourteen (2010 Fiscal Year) and fifteen (2009 Fiscal Year) subsidiary partnerships in which the Partnership is the principal limited partner, with an ownership interest of 98.99%.  Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(999,000) and $1,516,000 for the year ended March 31, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

During the year ended March 31, 2011, the Partnership recorded approximately $1,047,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2011, the Partnership has recorded approximately $29,131,000 as an aggregate loss on impairment of property.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2011	2010*

Interest	$7,878	$9,161
Other	85,656	92,647

Total other revenue	$93,534	$101,808

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2011	2010*

Interest	$24,591	$5,805
Other	99,562	231,096

Total other revenue	$124,153	$236,901
* Reclassified for comparative purposes.

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

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years.  As of and during the year ended March 31, 2011, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on, among other things, a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2011, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2007 forward.

g)  Recent Accounting Pronouncements

In May 2011, the FASB issued under Topic 820, Fair Value Measurements and Disclosures, ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs”.  The amendments in this ASU result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the Board does not intend for amendments in this ASU to result in a change in the application of the requirements in Topic 820.  The amendments in this ASU are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

h)  Offering Costs

Costs incurred to sell BACs, including brokerage and the nonaccountable expense allowance, are considered selling and offering expenses.  These costs are charged directly to limited partners’ capital.

i)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated.

j)  Use of Estimates

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

	At March 31, 2011		At March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
LIABILITIES:
Mortgage notes	$24,383,711	$11,934,332	$51,101,479	$22,545,093

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated Useful Lives (Years)
	2011	2010

Land	$1,785,200	$5,555,807	-
Building and improvements	42,420,182	71,705,509	10-40
Furniture and fixtures	542,198	1,027,453	5-10
	44,747,580	78,288,769
Less: Accumulated depreciation	(28,173,471)	(44,397,771)

	$16,574,109	$33,890,998

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

Depreciation expense for the years ended March 31, 2011 and 2010 amounted to $1,398,824 and $1,884,137, respectively.  During the year ended March 31, 2011, there was a decrease in accumulated depreciation on dispositions and impairments in the amount of $88,084.

The components of property and equipment from discontinued operations are as follows:

	March 31,		Estimated Useful Lives (Years)
	2011	2010

Land	$626,361	$-	-
Building and improvements	4,110,566	-	15-40
Furniture and fixtures	18,148	-	3-10
	4,755,075	-
Less: Accumulated depreciation	(3,055,377)	-

	$1,699,698	$-

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2011 and 2010 amounted to $672,265 and $1,547,741, respectively.  During the year ended March 31, 2011, there was a decrease in accumulated depreciation on dispositions and impairments in the amount of $15,155,928.

Impairments

During the years ended March 31, 2011 and 2010, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (generally using the discounted cash flow valuation method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $1,047,336 and $21,749,607 of losses on impairment for the years ended March 31, 2011 and 2010, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Impairments from operations recorded for the year ended March 31, 2011 were as follows:

Lincoln Renaissance	$277,431
Mansion Court Associates	301,015
Affordable Greene Associates, LP	468,890
$1,047,336

Impairments from operations recorded for the year ended March 31, 2010 were as follows:

Lincoln Renaissance	$2,892,091
Renaissance Plaza '93	7,590,000
$10,482,091

Impairments from discontinued operations recorded for the year ended March 31, 2010 is as follows:

Tasker Village Associates	$2,441,516
Brynview Terrace L.P.	595,000
Martha Bryant Manor L.P.	2,875,000
NLEDC, LP	1,769,000
P&P Homes for the Elderly, L.P.	3,587,000
$11,267,516

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2011	2010

Purchase price payments*	$6,000	$6,000
Real estate taxes, insurance and other	355,716	533,372
Reserve for replacements	1,448,972	1,939,947
Tenant security deposits	276,223	444,373

	$2,086,911	$2,923,692

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

Cash held in escrow from discontinued operations consists of the following:

	March 31,
	2011	2010

Real estate taxes, insurance and other	$23,452	$-
Reserve for replacements	37,905	-
Tenant security deposits	32,071	-

	$93,428	$-

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 – Deferred Costs

The components of deferred costs from operations and their periods of amortization are as follows:

	March 31,		Period
	2011	2010

Financing costs	$119,642	$356,802	*
Other	33,703	33,703	various
	153,345	390,505
Less: Accumulated amortization	(63,134)	(215,000)

	$90,211	$175,505

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2011 and 2010 amounted to $3,553 and $3,503, respectively.

Amortization expense from discontinued operations for the years ended March 31, 2011 and 2010 amounted to $15,810 and $27,612, respectively.  During the year ended March 31, 2011, there was a decrease in deferred costs and accumulated amortization of $237,160 and $171,229, respectively, related to discontinued operations.

NOTE 7 – Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $55,000 including principal and interest at rates ranging from 0% to 8.75% per annum, through the year 2038.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

One mortgage note with a balance of $1,815,375 and $2,214,339 at December 31, 2010 and 2009, respectively, which bears interest at 7% per annum is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Derby Run Associate L.P.’s mortgage note payable in the original amount of $6,900,000 is serviced by Centerline (formerly PW Funding), an affiliate of the General Partner.  The mortgage note balance was $0 and $6,382,102 as of December 31, 2010 and 2009, respectively.  On July 30, 2010, the Partnership sold its limited partnership interest to an affiliate of the Local General Partner (see Note 10).

Annual principal payment requirements for mortgage notes from operations payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2011	$2,538,563
2012	480,770
2013	515,426
2014	5,575,257
2015	26,159
Thereafter	11,107,655
$20,243,830

Accrued interest payable as of March 31, 2011 and 2010 was approximately $16,805,000 and $23,335,000, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships or through assumption by the buyer upon sale of the Partnership interest in the respective Local Partnerships.

The mortgage agreements require monthly deposits to replacement reserves of approximately $24,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (see Note 5).

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $9,000 including principal and interest at rates ranging from 0% to 9.05% per annum, through the year 2052.  Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

Annual principal payment requirements for mortgage notes from discontinued operations payable by the subsidiary partnerships for each of the next five years and thereafter, are as follows:

December 31,	Amount

2011	$25,626
2012	28,044
2013	30,690
2014	33,585
2015	36,754
Thereafter	3,985,182
$4,139,881

Accrued interest payable from discontinued operations as of March 31, 2011 and 2010 was approximately $1,425,000 and $0, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships or through assumption by the buyer upon sale of the Partnership interest in the respective Local Partnerships.

The mortgage agreements from discontinued operations require monthly deposits to replacement reserves of approximately $1,000 and monthly deposits to escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (see Note 5).

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2011 and 2010 were as follows:

	Years Ended March 31,
	2011	2010	*

Partnership management fees (a)	$452,789	$489,648
Expense reimbursement (b)	152,872	178,167
Local administrative fees (c)	21,000	21,000
Total general and administrative - General Partner	626,661	688,815
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	485,530	467,682
Total general and administrative - related parties	$1,112,191	$1,156,497

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2011 and 2010 were as follows:

	Years Ended March 31,
	2011	2010*

Local administrative fees (c)	$17,980	$22,500
Total general and administrative - General Partner	17,980	22,500
Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	47,061	121,652
Total general and administrative-related parties	$65,041	$144,152
* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available fund s after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,930,000 and $5,877,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $39,000 and $477,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP L.P. amounting to approximately $241,000 and $381,000 were accrued and unpaid as of March 31, 2011 and 2010, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2011 and 2010, the Partnership owes $80,000 and $12,000, respectively, to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2011 and 2010 consists of the following:

	March 31,
	2011	2010

Operating advances	$413,318	$257,259
Development fee payable	-	258,606
Construction costs payable	382,200	382,200
Management and other operating advances	(9,166)	(83,130)
Loans payable to local general partner and affiliates (a)	236,994	236,994
	$1,023,346	$1,051,929

(a)  Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2011.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2011	2010

Financial statement net income (loss)	$14,985,129	$(22,153,776)
Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(1,407,597)	(464,215)
Differences resulting from parent company having a different fiscal year for income tax and financial reporting purposes	29,106	(28,422)
Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	(17,348,103)	(471,126)
Accrued interest not deductible for tax purposes until paid	1,129,479	829,192
Non-deductible loss on impairment of Property	1,047,336	21,749,607
Write-off of Partnership management fees included in income for tax purposes	967,014	-
Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	1,524,734	(1,049,462)
Net income (loss) as shown on the income tax return for the calendar year ended	$927,098	$(1,588,202)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2011, the tax basis net assets exceeded the financial statement net assets by approximately $11,938,000 due to depreciation differences, impairments and related party accruals.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 10 – Sale of Properties

The Partnership is in the process of developing a plan to dispose of all of its investments.  During the fiscal year ended March 31, 2011, the Partnership sold its limited partnership interests in five Local Partnerships.  As of March 31, 2011, the Partnership has sold its limited partnership interests in seven Local Partnerships. In addition, as of March 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership.  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership.  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On March 31, 2011, the Partnership sold its limited partnership interest in Brynview Terrace, L.P. (“Brynview”) to the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $1,024,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,029,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.

On March 31, 2011, the Partnership sold its limited partnership interest in Colden Oaks Limited Partnership (“Colden Oaks”) to an affiliate of the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $5,061,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $5,066,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.  In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $85,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On February 9, 2011, the Partnership sold its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  The Partnership received $79,363 (including a distribution from sale of $49,363) after the payment of other liabilities of approximately $20,000.  The sale resulted in a gain of approximately $6,288,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,208,000 and the $79,363 cash received from the sale, which was recorded during the year ended March 31, 2011.

On February 9, 2011, the Partnership sold its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  The Partnership did not receive any cash from this sale and paid other liabilities of $15,000 in relation to the sale.  The sale resulted in a gain of approximately $6,158,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the year ended March 31, 2011.

On July 30, 2010, the Partnership sold its limited partnership interest in Derby Run Associates (“Derby Run”) to an affiliate of the Local General Partner for a sales price of $1,045,822.  The Partnership received $1,043,717 after the repayment of other liabilities of approximately $2,000.  The sale resulted in a gain of approximately $1,777,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $733,000 and the $1,043,717 net cash received from the sale, which was recorded during the quarter ended September 30, 2010.  An adjustment to the gain of approximately ($56,000) was recorded during the quarter ended March 31, 2011, resulting in an overall gain of approximately $1,721,000.

On March 31, 2010, the Partnership sold its limited partnership interest in Tasker Village Associates (“Tasker”) to an affiliate of the Local General Partner for a sales price of $20,000.  The Partnership did not receive any cash from this sale after the repayment of other liabilities of $20,000.  The sale resulted in a gain of approximately $2,361,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the year ended March 31, 2010. Adjustments to the gain of approximately $39,000 and ($7,000) were recorded during the quarters ended June 30, 2010 and March 31, 2011, respectively, resulting in an overall gain of approximately $2,400,000.  In addition, the sale resulted in a non-cash contribution to the Local Partnership from (i) the General Partner of approximately $28,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner; and (ii) the Local General Partners of approximately $99,000 as a result of the write-off of fees owed by the Local Partnership to the Local General Partner.

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

NOTE 11 – Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NLEDC, L.P. (“Paradise Arms”) to an unaffiliated third party purchaser for a sales price of $15,000.  During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000.  As of December 31, 2010, Paradise Arms had property and equipment, at cost, of approximately $4,708,000, accumulated depreciation of approximately $3,023,000 and mortgage debt of approximately $4,140,000.  The sale is expected to be consummated during the second quarter of 2011.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 12 – Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Partnership’s quarterly results of operations for the years ended March 31, 2011 and 2010.

	Quarter Ended
OPERATIONS	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011

Revenues	$1,888,585	$1,853,181	$1,795,137	$1,607,964
Operating expenses	(2,447,407)	(2,538,243)	(2,292,249)	(3,470,813)
Loss from operations	(558,822)	(685,062)	(497,112)	(1,862,849)
(Loss) income from discontinued operations	(192,307)	1,667,139	(194,486)	18,308,070
Net (loss) income	(751,129)	982,077	(691,598)	16,445,221
Net loss attributable to noncontrolling interests from operations	3,470	4,959	3,278	16,957
Net loss (income) attributable to noncontrolling interests from discontinued operations	$1,922	$(931,947)	$1,950	$(100,031)
Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(745,737)	$55,089	$(686,370)	$16,362,147
Net (loss) income – limited partnership	$(738,280)	$54,538	$(679,506)	$16,198,526
Loss per weighted average BAC from operations	$(9.33)	$(11.42)	$(8.30)	$(31.01)
(Loss) income per weighted average BAC from discontinued operation	(3.20)	12.35	(3.23)	305.89
Net (loss) income per weighted average BAC	$(12.53)	$0.93	$(11.53)	$274.88

	Quarter Ended
OPERATIONS	June 30, 2009*	September 30, 2009*	December 31, 2009*	March 31, 2010*

Revenues	$1,711,939	$1,720,343	$1,735,385	$1,778,274
Operating expenses	(2,543,250)	(2,243,504)	(2,304,692)	(13,156,233)
Loss from operations	(831,311)	(523,161)	(569,307)	(11,377,959)
Loss from discontinued operations	(316,081)	(393,240)	(247,269)	(9,411,672)
Net loss	(1,147,392)	(916,401)	(816,576)	(20,789,631)
Net loss attributable to noncontrolling interests from operations	5,967	2,849	3,538	113,372
Net loss attributable to noncontrolling interest from discontinued operations	$3,162	$3,941	$2,467	$1,380,928
Net loss attributable to Independence Tax Credit Plus L.P. II	$(1,138,263)	$(909,611)	$(810,571)	$(19,295,331)
Net loss – limited partnership	$(1,126,880)	$(900,515)	$(802,465)	$(19,102,378)
Loss per weighted average BAC from operations	$(13.86)	$(8.74)	$(9.51)	$(189.25)
Loss per weighted average BAC from discontinued operation	(5.26)	(6.54)	(4.11)	(134.92)
Net loss per weighted average BAC	$(19.12)	$(15.28)	$(13.62)	$(324.17)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 13 – Commitments and Contingencies

a)  Going Concern Consideration

At March 31, 2011, the Partnership’s liabilities exceeded assets by $27,415,490 and for the year then ended incurred net income of $15,984,571, including gain on sale of properties of $20,284,069 and loss on impairment of properties of $1,047,336.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $4,930,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $24,383,711 and the accrued interest payable balance of $18,230,377 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of The Partnership.

The Partnership has working capital reserves of approximately $721,000 at March 31, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $144,000 for the year ended March 31, 2011.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)  Subsidiary Partnerships – Going Concern and Uncertainties

Mansion Court Associates (“Mansion Court”)
The financial statements for Mansion Court have been prepared assuming that Mansion Court will continue as a going concern.  Mansion Court had losses of $369,996 (including loss on impairment of $301,015) and $79,533 for the 2010 and 2009 Fiscal Years, respectively.  Mansion Court has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner has provided funding in the past years; however there is no obligation to do so.  The property also has experienced a high number of vacancies due to deteriorating conditions in the area.  As of December 31, 2010, the property had 23 out of 30 vacant units.  Vacancies continue to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds at this time to make improvements would not benefit the property.  The Local General Partner continues to explore options to mitigate increased crime and deteriorating neighborhood conditions.  These options include assistance from local government housing agencies and could include transfer of ownership.

The Partnership’s investment in Mansion Court at March 31, 2011 and 2010 was reduced to zero as a result of prior years’ losses and the noncontrolling interest balance was $65,000 and $69,000, respectively.  Mansion Court’s net loss after noncontrolling interest amounted to approximately $366,000 and $79,000 for the 2010 and 2009 Fiscal Years.  The financial statements of Mansion Court do not include any adjustments that might result from the outcome of this uncertainty.

During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building of Mansion Court impaired and wrote it down to its estimated fair value of $0, which resulted in a loss on impairment of approximately $301,000.  Fair value was obtained from an assessment made by the management after indications that the carrying value of the assets were not recoverable, evidenced by a history of net operating losses over the past few years as discussed above.

Subsequent to March 31, 2011, Mansion Court was sold (see Note 13g).

c)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”).  At March 31, 2011, uninsured cash and cash equivalents approximated $818,000.

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective limited partnership agreements of the Local Partnerships and/or HUD.  Such cash distributions are typically made from surplus cash flow.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

e)  Property Management Fees

Property and incentive management fees incurred by subsidiary partnerships amounted to $981,064 and $1,018,789 for the years ended March 31, 2011 and 2010, respectively.  Of these fees $532,591 and $589,334 were earned by affiliates of the Local General Partners, which include $223,750 and $213,750 of incentive management fees at one Local Partnership and $47,061 and $121,652 of fees relating to discontinued operations.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

We evaluated all subsequent events from the date of the balance sheet through June 27, 2011, which represents the issuance date of these financial statements.  There were no events or transactions, other than the one described below, occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

Mansion Court Associates (“Mansion Court”)

On May 11, 2011, the Partnership sold its limited partnership interest in Mansion Court Associates (“Mansion Court”) to an affiliate of the Local General Partner for a sales price of $1.  The sale will result in a gain of approximately $1,509,000, resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2011.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 14 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale.  As of March 31, 2011, Paradise Arms (which was classified as asset held for sale) was classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2010, no properties were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31, 2011	March 31, 2010
Assets
Property and equipment – less accumulated depreciation of $3,059,666 and $0, respectively	$1,699,698	$-
Cash held in escrow	93,428	-
Other assets	6,250	-
Total assets	$1,799,376	$-

Liabilities
Mortgage notes payable	$4,139,881	$-
Accounts payable	16,308	-
Accrued interest payable	1,425,013	-
Security deposit payable	32,036	-
Due to general partners and affiliates	20,000	-
Total liabilities	$5,633,238	$-

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2011, Derby Run, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2010, CCH VI and Tasker, which were sold during the year ended March 31, 2010 and Derby Run, Martha Bryant, P&P, Colden Oaks and Brynview, in order to present comparable results to the year ended March 31, 2011, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2011	2010*
Revenues
Rental income	$3,253,142	$4,715,797
Other (Note 2)	124,153	236,901
Gain on sale of properties (Note 10)	20,284,069	2,418,403
Total revenue	23,661,364	7,371,101
Expenses
General and administrative	959,418	1,063,579
General and administrative-related parties (Note 8)	65,041	144,152
Repairs and maintenance	659,899	1,184,436
Operating and other	336,163	496,031
Insurance	121,300	217,646
Taxes	38,340	228,332
Interest	1,200,712	1,562,318
Depreciation and amortization	692,075	1,575,353
Loss on impairment of assets	-	11,267,516
Total expenses	4,072,948	17,739,363
Income (loss) from discontinued operations	19,588,416	(10,368,262)
Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(1,028,106)	1,390,498
Income (loss) from discontinued operations – Independence Tax Credit Plus LP II	$18,560,310	$(8,977,764)
Income (loss) – limited partners from discontinued operations	$18,374,707	$(8,887,986)
Number of BACs outstanding	58,928	58,928
Income (loss) from discontinued operations per BAC	$311.81	$(150.83)

	Years Ended March 31,
	2011	2010*
Cash flows from Discontinued Operations: Net cash (used in) provided by operating activities	$(969,665)	$1,455,853
Net cash provided by investing activities	$1,290,618	$115,748
Net cash used in financing activities	$(413,480)	$(1,582,955)
* Reclassified for comparative purposes.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2011.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2011, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to certain deficiencies noted in the audit reports for such subsidiaries.  Management will attempt to cause the Local General Partner’s to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  Management believes they have sufficient controls at the Partnership level to mitigate these deficiencies, and such deficiencies do not have a material impact on the consolidated financial statements.

(c)  Changes in Internal Controls over Financial Reporting.  Except as noted in (b) above, during the year ended March 31, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Position

Robert A. Pace	Chief Financial Offer
Robert L. Levy	President and Chief Executive Officer

ROBERT A. PACE, 38, is the Chief Financial Officer of RIAI and a Director of Centerline.  Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 45, is the President and Chief Executive Officer of RIAI and is also a managing trustee and President, Chief Financial Officer and Chief Operating Officer of Centerline.  Mr. Levy was appointed as Chief Financial Officer of Centerline in November 2006 and was appointed its President and Chief Operating Officer in April 2010.  He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2011, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2)	7.6%

J. Michael Fried	4,453.20	(2) (3)	7.6%

Alan P. Hirmes	4,453.20	(2) (3)	7.6%

Stuart J. Boesky	4,453.20	(2) (3)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3)	7.6%

Denise L. Kiley	4,453.20	(2) (3)	7.6%

Robert A. Pace	-		-

Robert L. Levy	-		-

All executive officers of the general partner of the Related General Partner as a group (four persons)	4,453.20	(2)	7.6%

(1)	The address for each of the persons in the table is 625 Madison Avenue, New York, New York 10022.

(2)
Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).  All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of May 28, 2011, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2011 and 2010 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $57,000 and $61,000, respectively, for each year.

Audit – Related Fees
None.

Tax Fees
None.

All Other Fees
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	13

	Consolidated Balance Sheets at March 31, 2011 and 2010	37

	Consolidated Statements of Operations for the Years Ended March 31, 2011 and 2010	38

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2011 and 2010	39

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2011 and 2010	40

	Notes to Consolidated Financial Statements	41

(a) 2.	Consolidated Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	63

	Schedule I - Condensed Financial Information of Registrant	64

	Schedule III - Real Estate and Accumulated Depreciation	67

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	60

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2) +	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	* Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	** Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

	+ Filed herewith.

Item 15.	Exhibits, Financial Statement Schedules (continued).

Subsidiaries of the Registrant (Exhibit 21).	Jurisdiction of Organization

Lincoln Renaissance	PA
United Germano – Millgate Limited Partnership	IL
Mansion Court Associates	PA
Renaissance Plaza ‘93 Associates, L.P.	MD
NLEDC, L.P.	CA
Clear Horizons Limited Partnership	LA
Neptune Venture, L.P.	NJ
Affordable Green Associates L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	June 27, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 27, 2011			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Independence Associates GP LLC.	June 27, 2011
Robert A. Pace

/s/ Robert L. Levy	President and Chief Executive Officer of Independence Associates GP LLC.	June 27, 2011
Robert L. Levy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 27, 2011 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2010 and 2009 Fiscal Years and Schedule III at March 31, 2011.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 13, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties.  The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern.  This subsidiary partnership’s net loss aggregated $369,996 (2010 Fiscal Year) and $79,533 (2009 Fiscal Year), and their assets aggregated $169,783 and $464,755 at March 31, 2011 and 2010, respectively.  Management’s plan in regard to this matter is also described in Note 13.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2011	2010

Cash and cash equivalents	$850,744	$890,987
Cash held in escrow	6,000	6,000
Investment in subsidiary partnerships	9,058,888	9,328,504
Other assets	53,703	33,724

Total assets	$9,969,335	$10,259,215

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$5,049,129	$6,365,579
Other liabilities	50,127	66,071

Total liabilities	5,099,256	6,431,650

Partners’ capital	4,870,079	3,827,565

Total liabilities and partners’ capital	$9,969,335	$10,259,215

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2011	2010

Revenues

Other income	$1,300	$1,866

Expenses

Administrative and management	143,792	169,713
Administrative and management-related parties	605,660	667,815

Total expenses	749,452	837,528

Loss from operations	(748,152)	(835,662)

Gain on sale of investments in subsidiary partnerships	19,273,596	2,418,403

Equity in loss of subsidiary partnerships*	(18,534,944)	(3,251,122)

Net loss	$(9,500)	$(1,668,381)

*	Includes suspended prior year losses of investments in accordance with the equity method of accounting amounting to $(18,141,477) and $(0) for the years ended March 31, 2011 and 2010, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(9,500)	$(1,668,381)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments in subsidiary partnerships	(19,273,596)	(2,038,105)
Equity in loss of subsidiary partnerships	18,534,944	3,030,641
(Increase) decrease in assets:
Other assets	(123,027)	(179,526)
Increase (decrease) in liabilities:
Due to general partners and affiliates	(1,316,450)	679,529
Other liabilities	(15,943)	66,071
Total adjustments	(2,194,072)	1,558,610
Net cash used in operating activities	(2,203,572)	(109,771)
Cash flows from investing activities:
Proceeds from sale of investments in subsidiary partnerships	1,075,822	197,500
Contributions – write-off of Partnership management fees	967,014	-
Investment in subsidiary partnerships	0	17,683
Decrease in cash held in escrow	0	(17,683)
Net cash provided by investing activities	2,042,836	197,500
Cash flows from financing activities:

Distributions from subsidiary partnerships	120,493	249,477
Net cash provided by financing activities	120,493	249,477

Net (decrease) increase in cash and cash equivalents	(40,243)	337,206

Cash and cash equivalents, beginning of year	890,987	553,781

Cash and cash equivalents, end of year	$850,744	$890,987

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2011

Description	Encumbrances	Initial Cost to Partnership		Cost Capitalized Subsequent to Acquisition: Improvements	Gross Amount at which Carried at Close of Period			Accumulated Depreciation	Year of Construction/ Renovation	Date Acquired	Life on which Depreciation in Latest Income Statements is Computed(a)(b)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Total

Apartment Complexes

United Germano Millgate Limited Partnership
Chicago, IL	$6,928,487	$580,000	$6,070,477	$11,752,658	$585,374	$17,817,761	$18,403,135	$12,947,163	1993-94	Oct. 1993	10-25
Lincoln Renaissance
Reading, PA	2,553,000	-	5,240,173	(2,900,232)	5,373	2,334,568	2,339,941	2,266,534	1993-94	Apr. 1993	20-40
Mansion Court Associates
Philadelphia, PA	1,505,862	19,072	3,224,984	(3,135,025)	5,373	103,658	109,031	35,628	1993-94	Nov. 1993	20-40
Derby Run Associates L.P.
Hampton, VA(d)	-	407,410	3,069,628	(3,477,038)	-	-	-	-	1994-95	Feb. 1994	27.5-40
Renaissance Plaza Assoc.
Baltimore, MD	6,587,677	684,255	9,840,170	(3,142,689)	686,616	6,695,120	7,381,736	5,459,228	1994-95	Feb. 1994	27.5
Tasker Village
Philadelphia, PA(c)	-	18,235	-	(18,235)	-	-	-	-	1994-95	May 1994	40
Martha Bryant Manor, L.P.
Los Angeles, CA(d)	-	966,577	-	(966,577)	-	-	-	-	1994-95	Sept. 1994	15-27.5
Colden Oaks Limited Partnership
Los Angeles, CA(d)	-	922,790	-	(922,790)	-	-	-	-	1994-95	Sept. 1994	31
Brynview Terrace Limited Partnership
Los Angeles, CA(d)	-	175,943	-	(175,943)	-	-	-	-	1994-95	Sept. 1994	15-27.5
NLEDC, L.P.
Los Angeles, CA	4,139,881	624,000	-	4,131,075	626,361	4,128,714	4,755,075	3,055,377	1994-95	Sept. 1994	27.5
Creative Choice Homes VI Ltd.
Miami, FL(c)	-	650,072	13,134	(663,206)	-	-	-	-	1994-95	Sept. 1994	40
P&P Homes for the Elderly, L.P.
Los Angeles, CA(d)	-	-	-	-	-	-	-	-	1994-95	Sept. 1994	30
Clear Horizons Limited Partnership
Shreveport, LA	578,678	15,304	2,058,729	399,819	17,665	2,456,187	2,473,852	1,495,793	1994-95	Dec. 1994	27.5
Neptune Venture L.P.
Neptune Township, NJ	-	460,631	10,151,873	254,308	462,465	10,404,347	10,866,812	3,960,422	1995-96	Apr. 1995	40
Affordable Green Associates L.P.
New York, NY	2,090,126	20,500	3,506,961	(354,388)	22,334	3,150,739	3,173,073	2,008,703	1995-96	May 1995	27
Less: discontinued operations and dispositions		(3,141,027)	(3,082,762)	6,223,789
	$24,383,711	$2,403,762	$40,093,367	$7,005,526	$2,411,561	$47,091,094	$49,502,655	$31,228,848

(a)   Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)   Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.
(c)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010.
(d)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2011
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2011	2010	2011	2010

Balance at beginning of period	$78,288,769	$107,615,070	$44,397,771	$45,187,290
Additions during period:
Improvements	423,670	308,168
Depreciation expense			2,075,089	3,431,878

Deductions during period:
Dispositions and impairments	(29,209,784)	(29,634,469)	(15,244,012)	(4,221,397)

Balance at close of period	$49,502,655	$78,288,769	$31,228,848	$44,397,771

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