Form 10-Q
period 2011-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2011-08-11
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

PART I – Financial Information
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $24,450,091 and $28,173,471, respectively	$9,321,646	$16,574,109
Cash and cash equivalents	2,405,591	1,479,226
Cash held in escrow	1,743,817	2,086,911
Deferred costs, net of accumulated amortization of $57,813 and $63,134, respectively	85,532	90,211
Other assets	371,037	385,197

Total operating assets	13,927,623	20,615,654

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $3,055,377 and $3,055,377, respectively	1,699,698	1,699,698
Net assets held for sale	106,196	99,678
Total assets from discontinued operations	1,805,894	1,799,376

Total assets	$15,733,517	$22,415,030

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$18,623,687	$20,243,830
Accounts payable	473,277	599,843
Security deposit payable	164,782	254,770
Accrued interest	16,980,518	16,805,364
Due to local general partners and affiliates	810,309	1,023,346
Due to general partner and affiliates	5,052,076	5,270,129

Total operating liabilities	42,104,649	44,197,282

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	4,133,690	4,139,881
Net liabilities held for sale	1,507,328	1,493,357
Total liabilities from discontinued operations	5,641,018	5,633,238

Total liabilities	47,745,667	49,830,520

Commitments and contingencies (Note 7)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(32,172,142)	(26,466,187)
General partner	274,836	283,722

Independence Tax Credit Plus L.P. II total	(31,897,306)	(26,182,465)

Noncontrolling interests	(114,844)	(1,233,025)

Total partners’ deficit	(32,012,150)	(27,415,490)

Total liabilities and partners’ (deficit) capital	$15,733,517	$22,415,030

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010*

Revenues
Rental income	$1,482,655	$1,515,564
Other income	18,731	16,725

Total revenues	1,501,386	1,532,289

Expenses
General and administrative	510,375	526,484
General and administrative-related parties (Note 2)	69,901	203,962
Repairs and maintenance	349,642	360,520
Operating	205,316	272,135
Taxes	81,261	65,704
Insurance	52,665	52,449
Financial, principally interest	378,152	380,266
Depreciation and amortization	273,476	283,760

Total expenses from operations	1,920,788	2,145,280

Loss from operations	(419,402)	(612,991)
Loss from discontinued operations	(4,226,008)	(138,138)

Net loss	(4,645,410)	(751,129)

Net loss attributable to noncontrolling interests from operations	3,345	4,027
Net (income) loss attributable to noncontrolling interests from discontinued operations	(1,121,526)	1,365

Net (income) loss attributable to noncontrolling interests	(1,118,181)	5,392

Net loss attributable to Independence Tax Credit Plus L.P. II	$(5,763,591)	$(745,737)

Loss from operations – limited partners	(411,896)	(602,874)
Loss from discontinued operations (including (loss) gain on sale of properties) – limited partners	(5,294,059)	(135,405)

Net loss – limited partners	$(5,705,955)	$(738,279)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(6.99)	$(10.23)
Loss from discontinued operations per weighted average BAC	(89.84)	(2.30)

Net loss per weighted average BAC	$(96.83)	$(12.53)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2011	$(27,415,490)	$(26,466,187)	$283,722	$(1,233,025)

Net income (loss)	(4,645,410)	(5,705,955)	(57,636)	1,118,181

Contributions - write-off of related party debt	48,750	-	48,750	-
Partners’ deficit – June 30, 2011	$(32,012,150)	$(32,172,142)	$274,836	$(114,844)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(4,645,410)	$(751,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on sale of properties	4,216,667	(39,131)
Depreciation and amortization	333,446	551,196
Changes in operating assets and liabilities:
Increase in accounts payable	(253,339)	(42,664)
(Decrease) increase in security deposit payable	(370)	9,426
Increase in accrued interest	348,062	463,849
Decrease (increase) in cash held in escrow	5,310	(101,372)
(Increase) decrease in other assets	(242,560)	82,115
Decrease in due to local general partners and affiliates	(5,497)	(22,121)
(Decrease) increase in due to general partner and affiliates	(168,678)	131,513

Total adjustments	4,233,041	1,032,811

Net cash (used in) provided by operating activities	(412,369)	281,682

Cash flows from investing activities:
Proceeds from sale of properties	1,476,329	-
Improvements to property and equipment	-	(116,841)
Increase in cash held in escrow	(13,123)	(68,722)

Net cash provided by (used in) investing activities	1,463,206	(185,563)

Cash flows from financing activities:
Principal payments of mortgage notes	(120,472)	(169,076)
Repayment of advances to local general partners and affiliates	-	8,094
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	(75,000)

Net cash used in financing activities	(120,472)	(235,982)

Net increase (decrease) in cash and cash equivalents	930,365	(139,863)
Cash and cash equivalents at beginning of period	1,479,226	1,587,016
Cash and cash equivalents at end of period*	$2,409,591	$1,447,153

Summarized below are the components of the loss (gain) on sale of properties:
Proceeds from sale of properties – net	$(1,476,329)	$-
Property and equipment, net of accumulated depreciation	6,926,741	-
Deferred costs	3,790	-
Other assets	260,813	-
Cash held in escrow	344,296	-
Accounts payable and other liabilities	115,662	(39,131)
Due to general partners and affiliates	(48,750)	-
Due to local general partners and affiliates	(207,540)	-
Mortgage payable	(1,505,862)	-
Accrued interest	(154,598)	-
Security deposits	(90,306)	-
Contribution - General Partner	48,750	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $4,000 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and twelve other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner.   Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(1,118,000) and $5,000 for the three months ended June 30, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2011, the results of its operations for the three months ended June 30, 2011 and 2010 and its cash flows for the three months ended June 30, 2011 and 2010.  However, the operating results and cash flows for the three months ended June 30, 2011 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In June 2011, the FASB issued under Topic 220, Comprehensive Income, ASU 2011-05, “Presentation of Comprehensive Income”.  The amendments in this ASU require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  In addition, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  However, early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties for the three months ended June 30, 2011 and 2010 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010*

Partnership management fees (a)	$(4,247)	$125,000
Expense reimbursement (b)	39,337	43,814
Local administrative fee (c)	4,000	4,000
Total general and administrative - General Partner	39,090	172,814

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	30,811	31,148
Total general and administrative-related parties	$69,901	$203,962

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended
	June 30,
	2011	2010*

Local administrative fees (c)	$1,875	$6,250

Total general and administrative – General Partner	1,875	6,250

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	53,518	57,551

Total general and administrative-related parties	$55,393	$63,801

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,835,000 and $4,930,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $39,000 were accrued and unpaid as of both June 30, 2011 and March 31, 2011.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of June 30, 2011 and March 31, 2011, the subsidiary partnerships owed approximately $198,000 and $241,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of June 30, 2011 and March 31, 2011, the Partnership owed $0 and $80,000, respectively, to Independence SLP L.P. for the fees it received from a Local Partnership on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at June 30, 2011 and March 31, 2011 consists of the following:

	June 30,	March 31,
	2011	2011

Operating advances	$180,177	$413,318
Construction costs payable	382,200	382,200
Management and other operating advances	10,938	(9,166)
Loans payable to local general partner and affiliates (a)	236,994	236,994

	$810,309	$1,023,346

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

	At June 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$22,757,377	$11,749,221	$24,383,711	$11,934,332

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  During the three months ended June 30, 2011, the Partnership sold its limited partnership interest in two Local Partnerships.  As of June 30, 2011, the Partnership has sold its limited partnership interests in nine Local Partnerships.  In addition, as of June 30, 2011, the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnership (see Note 5).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On June 30, 2011, the Partnership redeemed its limited partnership interest in Neptune Venture L.P. (“Winding Ridge”) to the Local General Partner for a sales price of $1,476,329. The sale resulted in a loss of approximately $5,836,000 resulting from the write-off of the basis in the Local Partnership of approximately $7,313,000 and the $1,476,329 cash received from the sale, which was recorded during the quarter ended June 30, 2011. In accordance with the partnership agreement of Winding Ridge, the Local General Partner was to be paid certain fees and distributions, based on the selling price, contingent upon the completion of a sale. These fees, amounting to $6,725,000, were based on the implied sales price of $8,201,828 as determined by an independent real estate service agency. No cash payments were made for these fees. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $3,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court Associates (“Mansion Court”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,698,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $46,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On March 31, 2011, the Partnership sold its limited partnership interest in Brynview Terrace, L.P. (“Brynview”) to the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $1,024,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,029,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.  An adjustment to the gain of approximately ($4,000) was recorded during the quarter ended June 30, 2011, resulting in an overall gain of approximately $1,020,000.

On March 31, 2011, the Partnership sold its limited partnership interest in Colden Oaks Limited Partnership (“Colden Oaks”) to an affiliate of the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $5,061,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $5,066,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.  In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $85,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner. An adjustment to the gain of approximately $7,000 was recorded during the quarter ended June 30, 2011, resulting in an overall gain of approximately $5,068,000.

On February 9, 2011, the Partnership sold its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  The Partnership received $79,363 (including a distribution from sale of $49,363) after the payment of other liabilities of approximately $20,000.  The sale resulted in a gain of approximately $6,288,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,208,000 and the $79,363 cash received from the sale, which was recorded during the year ended March 31, 2011. An adjustment to the gain of approximately ($112,000) was recorded during the quarter ended June 30, 2011, resulting in an overall gain of approximately $6,176,000.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

On February 9, 2011, the Partnership sold its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  The Partnership did not receive any cash from this sale and paid other liabilities of $15,000 in relation to the sale.  The sale resulted in a gain of approximately $6,158,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the year ended March 31, 2011.  An adjustment to the gain of approximately $30,000 was recorded during the quarter ended June 30, 2011, resulting in an overall gain of approximately $6,188,000.

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

NOTE 5 – Assets Held for Sale

On August 23, 2010, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in NLEDC, L.P. (“Paradise Arms”) to an unaffiliated third party purchaser for a sales price of $15,000. The aforementioned agreement was recently voided and on July 19, 2011 replaced with a new assignment and assumption agreement whereby the limited partnership interest in Paradise Arms will be purchased by the Local General Partner for the sales price of $25,000 (see Note 7g). The sale is contingent upon receipt of written approval from the California Tax Credit Allocation Committee (“CTCAC”). During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000.  As of March 31, 2011, Paradise Arms had property and equipment, at cost, of approximately $4,708,000, accumulated depreciation of approximately $3,023,000 and mortgage debt of approximately $4,134,000.  The sale is expected to be consummated during the third fiscal quarter of 2011.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of June 30, 2011, Mansion Court and Winding Ridge, which were sold during the three months ended June 30, 2011, and Paradise Arms, which was classified as an asset held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2011, Paradise Arms, which was classified as an asset held for sale, was classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	June 30,	March 31,
	2011	2011

Assets
Property and equipment – less accumulated depreciation of $3,055,377 and $3,055,377, respectively	$1,699,698	$1,699,698
Cash and cash equivalents	4,000	-
Cash held in escrow	100,039	93,428
Other assets	2,157	6,250
Total assets	$1,805,894	$1,799,376

Liabilities
Mortgage notes payable	$4,133,690	$4,139,881
Accounts payable	12,032	16,308
Accrued interest payable	1,443,323	1,425,013
Security deposit payable	31,348	32,036
Due to general partners and affiliates	20,625	20,000
Total liabilities	$5,641,018	$5,633,238

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the three months ended June 30, 2011, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Mansion Court and Winding Ridge , which were sold during the three months ended June 30, 2011, and Paradise Arms, which was classified as asset held for sale, were all classified as discontinued operation in the consolidated statements of operations.  For the three months ended June 30, 2010, Tasker, which was sold during the year ended March 31, 2010, and Derby Run Associates, Martha Bryant, P&P, Colden Oaks, Brynview, Paradise Arms, Mansion Court and Winding Ridge, in order to present comparable results to the three months ended June 30, 2011, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2011	2010

Revenues

Rental income	$721,401	$1,311,460
Other	3,562	61,967
(Loss) gain on sale of properties (Note 4)	(4,216,667)	39,131

Total revenue	(3,491,704)	1,412,558

Expenses
General and administrative	155,066	356,977
General and administrative-related parties (Note 2)	55,393	63,801
Repairs and maintenance	163,492	252,061
Operating and other	78,521	131,697
Taxes	61,064	90,890
Insurance	26,352	41,079
Interest	134,446	346,756
Depreciation and amortization	59,970	267,435

Total expenses	734,304	1,550,696

Loss from discontinued operations	$(4,226,008)	$(138,138)

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(1,121,526)	1,365

Loss from discontinued operation – Independence Tax Credit Plus LP II	$(5,347,534)	$(136,773)

Loss – limited partners from discontinued operations	$(5,294,059)	$(135,405)

Number of BACs outstanding	58,928	58,928

Loss from discontinued operations per BAC	$(89.84)	$(2.30)

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2011	2010

Net cash (used in) provided by operating activities	$(1,677,298)	$88,346
Net cash provided by investing activities	$1,435,436	$126,645
Net cash provided by financing activities	$178,200	$62,461

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2011, the Partnership’s liabilities exceeded assets by $32,012,150 and for the three months ended June 30, 2011, incurred net loss of $ (4,645,410), including loss on sale of properties of $4,216,667.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $4,835,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $22,757,377 and the accrued interest payable balance of $18,423,841 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of developing a plan to dispose of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,935,000 at June 30, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $50,000 for the three months ended June 30, 2011.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Mansion Court Associates (“Mansion Court”)

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court (see Note 4). Mansion Court had net income of approximately $1,751,000, including a gain on sale of approximately $1,698,000, for the three months ended June 30, 2011.  Mansion Court had sustained operating losses over the years and had not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner had provided funding in the past years; however there was no obligation to do so.  The property also had experienced a high number of vacancies due to deteriorating conditions in the area.  As of March 31, 2011, the project had 23 out of 30 vacant units.  Vacancies continued to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds to make improvements would not benefit the property.  The Local General Partner was exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options included assistance from local government housing agencies and transfer of ownership.

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
June 30, 2011
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

Property management fees incurred by the Local Partnerships amounted to $164,104 and $198,197 for the three months ended June 30, 2011 and 2010, respectively.  Of these fees $84,329 and $88,699 were earned by affiliates of the Local General Partners for the three months ended June 30, 2011 and 2010, respectively, which include $53,518 and $57,551 of fees relating to discontinued operations for the  three months ended June 30, 2011 and 2010, respectively.

f)	Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 17% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments.  HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report  and determined that there were no events or transactions, other than the one described below, occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Paradise Arms

On July 19, 2011, the existing sales agreement was voided and replaced with a new assignment and assumption agreement whereby the limited partnership interest in Paradise Arms will be purchased by the Local General Partner for the sales price of $25,000. The sale is contingent upon receipt of written approval from the CTCAC (see Note 5).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership is in the process of disposing of all of its investments.  During the three months ended June 30, 2011, the Partnership sold its limited partnership interest in two Local Partnerships.  As of June 30, 2011, the Partnership has sold its limited partnership interests in nine Local Partnerships.  In addition, as of June 30, 2011, the Partnership has entered into an agreement to sell its limited partnership interest in one Local Partnerships (see Note 5 in Item 1).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $12,000 and $0, respectively.  In addition, during the three months ended June 30, 2011 and 2010, distributions to the Partnership from sales proceeds amounted to approximately $1,476,329 and $0, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the three months ended June 30, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $930,000.  This increase was due to net proceeds from sale of properties ($1,476,000), which exceeded cash used in operating activities ($412,000), an increase in cash held in escrow relating to investing activities ($13,000) and principal payments of mortgage notes ($120,000).  Included in the adjustment to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $333,000 and loss on sale of properties of approximately $4,217,000.

Total expenses from operations for the three months ended June 30, 2011 and 2010 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $1,199,259 and $1,277,292, respectively.

Accounts payable from operations as of June 30, 2011 and March 31, 2011 were $473,277 and $599,843, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $12,032 and $16,308 as of June 30, 2011 and March 31, 2011, respectively.  Accrued interest payable from operations as of June 30, 2011 and March 31, 2011 was $16,980,518 and $16,805,364, respectively.  Accrued interest payable from discontinued operations totaled $1,443,323 and $1,425,013 as of June 30, 2011 and March 31, 2011, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

Because the provisions of the secondary loans defer the payment of accrued interest of the respective Local Partnerships, and the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, the Partnership (and the applicable Local Partnerships) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

The Partnership has an unconsolidated working capital reserve of approximately $1,935,000 at June 30, 2011.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,835,000 and $4,930,000 were accrued and unpaid as of June 30, 2011 and March 31, 2011, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 7a in Item 1.

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

Tabular Disclosure of Contractual Obligations

The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of June 30, 2011.

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

	At June 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$22,757,377	$11,749,221	$24,383,711	$11,934,332

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There is one asset classified as property and equipment-held for sale as of June 30, 2011 (see Note 5 in Item 1).

During the three months ended June 30, 2011, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2011, the Partnership has recorded approximately $29,131,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2011 and 2010 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased approximately 2% for the three months ended June 30, 2011, as compared to the corresponding period in 2010 primarily due to decreases in occupancy at three Local Partnerships partially offset by annual rent increases at two Local Partnerships.

General and administrative-related parties decreased approximately $134,000 for the three months ended June 30, 2011, as compared to the corresponding period in 2010, primarily due to a decrease in partnership management fees resulting from the sale of properties at the Partnership level.

Operating expenses decreased approximately $67,000 for the three months ended June 30, 2011, as compared to corresponding period in 2010, primarily due to a decrease in water and gas costs at one Local Partnership.

Real estate tax increased approximately $15,000 for the three months ended June 30, 2011, as compared to corresponding period in 2010, primarily due to an increase in the tax assessments at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 0% to 9.05% per annum.  The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates.  The Partnership disclosed in Item 8, Note 3 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, as well as in Item 2, the fair value of the mortgage notes payable.  There are no material changes to such disclosure or amounts as of June 30, 2011.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	August 11, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 11, 2011			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer