Form 10-Q
period 2011-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2011-11-08
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – Financial Information
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $24,723,490 and $28,173,471, respectively	$9,048,247	$16,574,109
Cash and cash equivalents	2,227,095	1,479,226
Cash held in escrow	1,893,373	2,086,911
Deferred costs, net of accumulated amortization of $58,619 and $63,134, respectively	84,726	90,211
Other assets	608,146	385,197

Total operating assets	13,861,587	20,615,654

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $3,055,377, respectively	-	1,699,698
Net assets held for sale	-	99,678
Total assets from discontinued operations	-	1,799,376

Total assets	$13,861,587	$22,415,030

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$18,501,430	$20,243,830
Accounts payable	597,929	599,843
Security deposit payable	164,010	254,770
Accrued interest	17,312,120	16,805,364
Due to local general partners and affiliates	801,612	1,023,346
Due to general partner and affiliates	4,995,112	5,270,129

Total operating liabilities	42,372,213	44,197,282

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	4,139,881
Net liabilities held for sale	-	1,493,357
Total liabilities from discontinued operations	-	5,633,238

Total liabilities	42,372,213	49,830,520

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(28,870,182)	(26,466,187)
General partner	309,439	283,722

Independence Tax Credit Plus L.P. II total	(28,560,743)	(26,182,465)

Noncontrolling interests	50,117	(1,233,025)

Total partners’ deficit	(28,510,626)	(27,415,490)

Total liabilities and partners’ (deficit) capital	$13,861,587	$22,415,030

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011 *	2010 *

Revenues
Rental income	$1,493,622	$1,416,624	$2,895,069	$2,850,503
Other income	12,338	3,625	31,069	20,350

Total revenues	1,505,960	1,420,249	2,926,138	2,870,853

Expenses
General and administrative	513,843	621,441	1,024,218	1,147,924
General and administrative-related parties (Note 2)	113,752	192,620	183,653	396,583
Repairs and maintenance	352,469	476,209	702,111	836,729
Operating	148,539	181,199	353,855	453,334
Taxes	81,672	66,550	162,933	132,254
Insurance	56,514	53,940	109,179	106,389
Financial, principally interest	303,566	284,464	600,510	583,045
Depreciation and amortization	274,205	282,055	547,681	565,815

Total expenses from operations	1,844,560	2,158,478	3,684,140	4,222,073

Loss from operations	(338,600)	(738,229)	(758,002)	(1,351,220)
Income (loss) from discontinued operations	3,838,874	1,720,306	(387,134)	1,582,168

Net income (loss)	3,500,274	982,077	(1,145,136)	230,948

Net loss attributable to noncontrolling interests from operations	2,336	5,524	5,681	9,550
Net income attributable to noncontrolling interests from discontinued operations	(167,297)	(932,512)	(1,288,823)	(931,146)

Net income attributable to noncontrolling interests	(164,961)	(926,988)	(1,283,142)	(921,596)

Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$3,335,313	$55,089	$(2,428,278)	$(690,648)

Loss from operations – limited partners	(332,901)	(725,378)	(744,798)	(1,328,253)
Income (loss) from discontinued operations (including gain (loss) on sale of properties) – limited partners	3,634,861	779,916	(1,659,197)	644,511

Net income (loss) – limited partners	$3,301,960	$54,538	$(2,403,995)	$(683,742)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(5.65)	$(12.31)	$(12.64)	$(22.54)
Income (loss) from discontinued operations per weighted average BAC	61.68	13.24	(28.16)	10.94

Net income (loss) per weighted average BAC	$56.03	$0.93	$(40.80)	$(11.60)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2011	$(27,415,490)	$(26,466,187)	$283,722	$(1,233,025)

Net loss	(1,145,136)	(2,403,995)	(24,283)	1,283,142

Contributions - write-off of related party debt	50,000	-	50,000	-
Partners’ deficit – September 30, 2011	$(28,510,626)	$(28,870,182)	$309,439	$50,117

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(1,145,136)	$230,948
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss (gain) on sale of properties	466,090	(1,815,882)
Depreciation and amortization	666,908	1,125,371
Changes in operating assets and liabilities:
Decrease in accounts payable	(202,750)	(76,646)
(Decrease) increase in security deposit payable	(369)	5,180
Increase in accrued interest	723,144	933,768
Increase in cash held in escrow	(107,795)	(153,161)
(Increase) decrease in other assets	(569,311)	20,250
Decrease in due to local general partners and affiliates	(14,194)	(85,134)
(Decrease) increase in due to general partner and affiliates	(225,017)	247,377

Total adjustments	736,706	201,123

Net cash (used in) provided by operating activities	(408,430)	432,071

Cash flows from investing activities:
Proceeds from sale of properties	1,481,329	1,045,822
Costs paid relating to sale of properties	-	(2,105)
Improvements to property and equipment	-	(185,274)
(Increase) decrease in cash held in escrow	(78,142)	21,176

Net cash provided by investing activities	1,403,187	879,619

Cash flows from financing activities:
Principal payments of mortgage notes	(246,888)	(349,635)
Repayment of advances to local general partners and affiliates	-	8,094
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	(75,000)

Net cash used in financing activities	(246,888)	(416,541)

Net increase in cash and cash equivalents	747,869	895,149
Cash and cash equivalents at beginning of period	1,479,226	1,587,016
Cash and cash equivalents at end of period*	$2,227,095	$2,482,165

Summarized below are the components of the loss (gain) on sale of properties:
Proceeds from sale of properties – net	$(1,481,329)	$(1,043,717)
Property and equipment, net of accumulated depreciation	8,560,347	5,285,972
Deferred costs	3,790	35,534
Other assets	352,612	42,363
Cash held in escrow	472,903	78,112
Accounts payable and other liabilities	184,528	149,395
Due to general partners and affiliates	(70,000)	(5,726)
Due to local general partners and affiliates	(207,540)	22,772
Mortgage payable	(5,635,393)	(6,310,623)
Accrued interest	(1,641,401)	(27,714)
Security deposits	(122,427)	(42,250)
Contribution - General Partner	50,000	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $82,252, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30 . All subsidiaries have fiscal quarters ending June 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1  through September 30 .  The Partnership’s fiscal quarter ends September 30 in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $(165,000), $(927,000), $(1,283,000) and $(922,000) for the three and six months ended September 30, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2011, the results of its operations for the three and six months ended September 30, 2011 and 2010 and its cash flows for the six months ended September 30, 2011 and 2010.  However, the operating results and cash flows for the six months ended September 30, 2011 may not be indicative of the results for the entire year.

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

The costs incurred to related parties for the three and six months ended September 30, 2011 and 2010 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011	2010 *

Partnership management fees (a)	$39,176	$113,500	$34,929	$238,500
Expense reimbursement (b)	39,337	43,814	78,674	87,629
Local administrative fee (c)	4,000	4,000	8,000	8,000
Total general and administrative - General Partner	82,513	161,314	121,603	334,129

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	31,239	31,306	62,050	62,454
Total general and administrative-related parties	$113,752	$192,620	$183,653	$396,583

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010 *	2011	2010 *

Local administrative fees (c)	$1,875	$5,625	$3,750	$11,875

Total general and administrative – General Partner	1,875	5,625	3,750	11,875

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	35,767	59,119	89,285	116,670

Total general and administrative-related parties	$37,642	$64,744	$93,035	$128,545

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,774,000 and $4,930,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $39,000 were accrued and unpaid as of both September 30, 2011 and March 31, 2011.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of September 30, 2011 and March 31, 2011, the subsidiary partnerships owed approximately $182,000 and $241,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of September 30, 2011 and March 31, 2011, the Partnership owed $0 and $80,000, respectively, to Independence SLP L.P. for the fees it received from a Local Partnership on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at September 30, 2011 and March 31, 2011 consists of the following:

	September 30,	March 31,
	2011	2011

Operating advances	$180,177	$413,318
Construction costs payable	382,200	382,200
Management and other operating advances	2,241	(9,166)
Loans payable to local general partner and affiliates (a)	236,994	236,994

	$801,612	$1,023,346

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

	At September 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$18,501,430	$11,469,293	$24,383,711	$11,934,332

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  During the six months ended September 30, 2011, the Partnership sold its limited partnership interest in three Local Partnerships.  As of September 30, 2011, the Partnership has sold its limited partnership interests in ten Local Partnerships. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On September 21, 2011, the Partnership sold its limited partnership interest in NLEDC, Limited Partnership (“Paradise Arms”) to the Local General Partner for a sales price of $5,000. The sale resulted in a gain of approximately $3,846,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,841,000 and the $5,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000.

On June 30, 2011, the Partnership redeemed its limited partnership interest in Neptune Venture L.P. (“Winding Ridge”) to the Local General Partner for a sales price of $1,476,329. The sale resulted in a loss of approximately $5,836,000 resulting from the write-off of the basis in the Local Partnership of approximately $7,313,000 and the $1,476,329 cash received from the sale, which was recorded during the quarter ended June 30, 2011. An adjustment to the loss of approximately ($96,000) was recorded during the quarter ended September 30, 2011, resulting in an overall loss of approximately $5,932,000.  In accordance with the partnership agreement of Winding Ridge, the Local General Partner was to be paid certain fees and distributions, based on the selling price, contingent upon the completion of a sale. These fees, amounting to $6,725,000, were based on the implied sales price of $8,201,828 as determined by an independent real estate service agency. No cash payments were made for these fees. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $4,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court Associates (“Mansion Court”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,698,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2011, resulting in an overall gain of approximately $1,699,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $46,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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
September 30, 2011
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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of September 30, 2011, Paradise Arms, Mansion Court and Winding Ridge, which were sold during the six months ended September 30, 2011, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2011, Paradise Arms, which was classified as an asset held for sale, was classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30,	March 31,
	2011	2011

Assets
Property and equipment – less accumulated depreciation of $0 and $3,055,377, respectively	$-	$1,699,698
Cash held in escrow	-	93,428
Other assets	-	6,250
Total assets	$-	$1,799,376

Liabilities
Mortgage notes payable	$-	$4,139,881
Accounts payable	-	16,308
Accrued interest payable	-	1,425,013
Security deposit payable	-	32,036
Due to general partners and affiliates	-	20,000
Total liabilities	$-	$5,633,238

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the three and six months ended September 30, 2011, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Paradise Arms, Mansion Court and Winding Ridge , which were sold during the six months ended September 30, 2011, were all classified as discontinued operations in the consolidated statements of operations.  For the three and six months ended September 30, 2010, Tasker, which was sold during the year ended March 31, 2010, and Derby Run, which was sold during the six months ended September 30, 2010, and Martha Bryant, P&P, Colden Oaks, Brynview, Paradise Arms, Mansion Court and Winding Ridge, in order to present comparable results to the six months ended September 30, 2011, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010*	2011	2010*

Revenues

Rental income	$462,919	$1,442,753	$1,184,320	$2,754,213
Other	(2,137)	71,530	1,425	133,497
Gain (loss) gain on sale of properties (Note 4)	3,750,577	1,776,751	(466,090)	1,815,882

Total revenue	4,211,359	3,291,034	719,655	4,703,592

Expenses
General and administrative	79,810	287,668	234,876	644,645
General and administrative-related parties (Note 2)	37,642	64,744	93,035	128,545
Repairs and maintenance	52,215	282,172	215,707	534,233
Operating and other	25,398	124,967	103,919	256,664
Taxes	55,405	104,585	116,469	195,475
Insurance	13,133	49,387	39,485	90,466
Interest	49,625	365,084	184,071	711,840
Depreciation and amortization	59,257	292,121	119,227	559,556

Total expenses	372,485	1,570,728	1,106,789	3,121,424

Income (loss) from discontinued operations	$3,838,874	$1,720,306	$(387,134)	$1,582,168

Noncontrolling interest in income of subsidiaries from discontinued operations	(167,297)	(932,512)	(1,288,823)	(931,146)

Income (loss) from discontinued operation – Independence Tax Credit Plus LP II	$3,671,577	$787,794	$(1,675,957)	$651,022

Income (loss) – limited partners from discontinued operations	$3,634,861	$779,916	$(1,659,197)	$644,511

Number of BACs outstanding	58,928	58,928	58,928	58,928

Income (loss) from discontinued operations per BAC	$61.68	$13.24	$(28.16)	$10.94

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2011	2010*

Net cash used in operating activities	$(1,729,884)	$(546,559)
Net cash provided by investing activities	$1,417,285	$950,957
Net cash provided by (used in) financing activities	$172,791	$(134,642)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2011, the Partnership’s liabilities exceeded assets by $28,510,626 and for the six months ended September 30, 2011, incurred net loss of $ (1,145,136), including loss on sale of properties of $466,090.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $4,774,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $18,501,430 and the accrued interest payable balance of $17,312,120 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of disposing of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,784,000 at September 30, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $76,000 for the six months ended September 30, 2011.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Mansion Court Associates (“Mansion Court”)

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court (see Note 4). Mansion Court had net income of approximately $1,751,000, including a gain on sale of approximately $1,772,000, for the six months ended September 30, 2011.  Mansion Court had sustained operating losses over the years and had not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner had provided funding in the past years; however there was no obligation to do so.  The property also had experienced a high number of vacancies due to deteriorating conditions in the area.  As of April 30, 2011, the project had 23 out of 30 vacant units.  Vacancies continued to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds to make improvements would not benefit the property.  The Local General Partner was exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options included assistance from local government housing agencies and transfer of ownership.

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
September 30, 2011
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

Property management fees incurred by the Local Partnerships amounted to $150,222, $193,380, $314,326 and $391,577 for the three and six months ended September 30, 2011 and 2010, respectively.  Of these fees $67,006, $90,425, $151335 and $179,124 were earned by affiliates of the Local General Partners for the three and six months ended September 30, 2011 and 2010, respectively, which include $35,767, $59,119, $89,285 and $116,670 of fees relating to discontinued operations for the three and six months ended September 30, 2011 and 2010, respectively.

f)	Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions generally; however, no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments.  HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution.  The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report  and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership is in the process of disposing of all of its investments.  During the six months ended September 30, 2011, the Partnership sold its limited partnership interest in three Local Partnerships.  As of September 30, 2011, the Partnership has sold its limited partnership interests in ten Local Partnerships. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the six months ended September 30, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $12,000 and $15,000, respectively.  In addition, during the six months ended September 30, 2011 and 2010, distributions to the Partnership from sales proceeds amounted to approximately $1,481,000 and $1,044,000, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the six months ended September 30, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $748,000.  This increase was due to net proceeds from sale of properties ($1,481,000), which exceeded cash used in operating activities ($408,000), an increase in cash held in escrow relating to investing activities ($78,000) and principal payments of mortgage notes ($247,000).  Included in the adjustment to reconcile the net loss to cash used in operating activities is depreciation and amortization of approximately $667,000 and loss on sale of properties of approximately $466,000.

Total expenses from operations for the three and six months ended September 30, 2011 and 2010 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $1,153,037, $1,399,339, $2,352,296 and $2,676,630, respectively.

Accounts payable from operations as of September 30, 2011 and March 31, 2011 were $597,929 and $599,843, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $0 and $16,308 as of September 30, 2011 and March 31, 2011, respectively.  Accrued interest payable from operations as of September 30, 2011 and March 31, 2011 was $17,312,120 and $16,805,364, respectively.  Accrued interest payable from discontinued operations totaled $0 and $1,425,013 as of September 30, 2011 and March 31, 2011, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,784,000 at September 30, 2011.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,774,000 and $4,930,000 were accrued and unpaid as of September 30, 2011 and March 31, 2011, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Tabular Disclosure of Contractual Obligations

The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of September 30, 2011.

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

	At September 30, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$18,501,430	$11,469,293	$24,383,711	$11,934,332

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale as of September 30, 2011.

During the six months ended September 30, 2011, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2011, the Partnership has recorded approximately $29,131,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2011 and 2010 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 5% and 2% for the three and six months ended September 30, 2011, as compared to the corresponding periods in 2010 primarily due to annual rent increases and decreases in occupancy at two Local Partnerships partially offset by an increase in vacancies at one Local Partnership.

Other income increased approximately $9,000 and $11,000 for the three and six months ended September 30, 2011, as compared to corresponding periods in 2010, primarily due to an increase in legal costs at one Local Partnership and an increase in miscellaneous tenant charges at a second Local Partnership.

General and administrative expenses decreased approximately $108,000 and $124,000 for the three and six months ended September 30, 2011, as compared to the corresponding periods in 2010, primarily due to a decrease in management payroll and site-specific administrative expenses at one Local Partnership and a decrease in payroll and incentive management fee at a second Local Partnership.

General and administrative-related parties expenses decreased approximately $79,000 and $213,000 for the three and six months ended September 30, 2011, as compared to the corresponding periods in 2010, primarily due to a decrease in partnership management fees resulting from the sale of properties at the Partnership level.

Repair and maintenance expenses decreased approximately $124,000 and $135,000 for the three and six months ended September 30, 2011, as compared to the corresponding periods in 2010, primarily due to a decrease in decorating, boiler, heating/cooling and elevator repairs at one Local Partnership and a decrease in major repairs, plumbing and roof repairs at a second Local Partnership, partially offset by an increase in ground maintenance, elevator and heating repairs at a third Local Partnership.

Operating expenses decreased approximately $33,000 and $99,000 for the three and six months ended September 30, 2011, as compared to corresponding periods in 2010, primarily due to a decrease in water and gas costs at one Local Partnership.

Real estate tax increased approximately $15,000 and $31,000 for the three and six months ended September 30, 2011, as compared to corresponding periods in 2010, primarily due to an increase in the tax assessment at one Local Partnership.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	November 8, 2011			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 8, 2011			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer