Form 10-Q
period 2011-12-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2012-02-13
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

PART I – Financial Information
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $7,591,528 and $28,173,471, respectively	$2,966,409	$16,574,109
Cash and cash equivalents	1,913,812	1,479,226
Cash held in escrow	482,529	2,086,911
Deferred costs, net of accumulated amortization of $21,149 and $63,134, respectively	33,703	90,211
Other assets	347,082	385,197

Total operating assets	5,743,535	20,615,654

Assets from discontinued operations (Note 6)
Property and equipment held for sale, net of accumulated depreciation of $15,136,280 and $3,055,377, respectively	5,737,579	1,699,698
Net assets held for sale	1,615,102	99,678
Total assets from discontinued operations	7,352,681	1,799,376

Total assets	$13,096,216	$22,415,030

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$8,653,114	$20,243,830
Accounts payable	125,253	599,843
Security deposit payable	69,080	254,770
Accrued interest	6,859,030	16,805,364
Due to local general partners and affiliates	619,194	1,023,346
Due to general partner and affiliates	4,977,982	5,270,129

Total operating liabilities	21,303,653	44,197,282

Liabilities from discontinued operations (Note 6)
Mortgage notes payable of assets held for sale	7,183,664	4,139,881
Net liabilities held for sale	10,909,817	1,493,357
Total liabilities from discontinued operations	18,093,481	5,633,238

Total liabilities	39,397,134	49,830,520

Commitments and contingencies (Note 7)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(26,741,992)	(26,466,187)
General partner	359,686	283,722

Independence Tax Credit Plus L.P. II total	(26,382,306)	(26,182,465)

Noncontrolling interests	81,388	(1,233,025)

Total partners’ deficit	(26,300,918)	(27,415,490)

Total liabilities and partners’ (deficit) capital	$13,096,216	$22,415,030

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010*	2011	2010*

Revenues
Rental income	$277,195	$270,902	$829,341	$839,583
Other income	6,490	15,424	20,744	28,441

Total revenues	283,685	286,326	850,085	868,024

Expenses
General and administrative	130,296	84,710	337,220	308,089
General and administrative-related parties (Note 2)	81,419	156,715	227,430	517,369
Repairs and maintenance	70,576	101,955	197,681	354,791
Operating	32,941	39,397	135,085	144,169
Taxes	18,477	18,272	55,543	55,393
Insurance	14,814	13,500	41,264	40,500
Financial, principally interest	109,055	109,761	327,337	329,445
Depreciation and amortization	39,938	51,455	123,592	153,327

Total expenses from operations	497,516	575,765	1,445,152	1,903,083

Loss from operations	(213,831)	(289,439)	(595,067)	(1,035,059)
Income (loss) from discontinued operations	2,394,789	(402,158)	1,630,889	574,410

Net income (loss)	2,180,958	(691,597)	1,035,822	(460,649)

Net loss attributable to noncontrolling interests from operations	775	1,203	2,676	4,677
Net (income) loss attributable to noncontrolling interests from discontinued operations	(32,046)	4,025	(1,317,089)	(921,045)

Net (income) loss attributable to noncontrolling interests	(31,271)	5,228	(1,314,413)	(916,368)

Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$2,149,687	$(686,369)	$(278,591)	$(1,377,017)

Loss from operations – limited partners	(210,925)	(285,353)	(586,467)	(1,020,078)
Income (loss) from discontinued operations (including gain on sale of properties) – limited partners	2,339,115	(394,152)	310,662	(343,169)

Net income (loss) – limited partners	$2,128,190	$(679,505)	$(275,805)	$(1,363,247)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(3.57)	$(4.84)	$(9.95)	$(17.31)
Income (loss) from discontinued operations per weighted average BAC	39.69	(6.69)	5.27	(5.82)

Net income (loss) per weighted average BAC	$36.12	$(11.53)	$(4.68)	$(23.13)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2011	$(27,415,490)	$(26,466,187)	$283,722	$(1,233,025)

Net income (loss)	1,035,822	(275,805)	(2,786)	1,314,413

Contributions - write-off of related party debt	78,750	-	78,750	-
Partners’ (deficit) capital – December 31, 2011	$(26,300,918)	$(26,741,992)	$359,686	$81,388

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$1,035,822	$(460,649)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of properties	(2,217,179)	(1,815,882)
Depreciation and amortization	940,453	1,595,335
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(393,111)	19,755
(Decrease) increase in security deposit payable	(300)	9,643
Increase in accrued interest	1,075,453	1,391,960
Increase in cash held in escrow	(128,160)	(116,455)
Increase in other assets	(543,592)	(98,158)
Increase (decrease) in due to local general partners and affiliates	28,875	(84,521)
Decrease in due to general partner and affiliates	(162,022)	(215,414)

Total adjustments	(1,399,583)	686,263

Net cash (used in) provided by operating activities	(363,761)	225,614

Cash flows from investing activities:
Proceeds from sale of properties	1,481,329	1,045,822
Costs paid relating to sale of properties	-	(2,105)
Improvements to property and equipment	-	(297,790)
(Increase) decrease in cash held in escrow	(138,720)	28,303

Net cash provided by investing activities	1,342,609	774,230

Cash flows from financing activities:
Principal payments of mortgage notes	(367,191)	(491,969)
Repayment of advances to local general partners and affiliates	-	(67,660)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	(75,000)

Net cash used in financing activities	(367,191)	(634,629)

Net increase in cash and cash equivalents	611,657	365,215
Cash and cash equivalents at beginning of period	1,479,226	1,587,016
Cash and cash equivalents at end of period*	$2,090,883	$1,952,231

Summarized below are the components of the loss (gain) on sale of properties:
Proceeds from sale of properties – net	$(1,481,329)	$(1,043,717)
Property and equipment, net of accumulated depreciation	8,631,864	5,285,972
Deferred costs	12,522	35,534
Other assets	409,618	42,363
Cash held in escrow	746,486	78,112
Accounts payable and other liabilities	168,488	149,395
Due to general partners and affiliates	(108,750)	(5,726)
Due to local general partners and affiliates	(394,655)	22,772
Mortgage payable	(8,179,742)	(6,310,623)
Accrued interest	(1,953,342)	(27,714)
Security deposits	(147,089)	(42,250)
Contribution - General Partner	78,750	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $177,071 and $103,701, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
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

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31 . All subsidiaries have fiscal quarters ending September 30.  Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1  through December 31 .  The Partnership’s fiscal quarter ends December 31  in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), (income) loss attributable to noncontrolling interests amounted to approximately $(31,000), $5,000, $(1,314,000) and $(916,000) for the three and nine months ended December 31, 2011 and 2010, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2011, the results of its operations for the three and nine months ended December 31, 2011 and 2010 and its cash flows for the nine months ended December 31, 2011 and 2010.  However, the operating results and cash flows for the nine months ended December 31, 2011 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In December 2011, the FASB issued under Topic 220, Comprehensive Income, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”.  The amendments in this ASU are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update.  For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  However, early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

In December 2011, the FASB issued under Topic 210, Balance Sheet, ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

In December 2011, the FASB issued under Topic 360, Property, Plant, and Equipment, ASU 2011-10, “Derecognition of in Substance Real Estate—a Scope Clarification (a consensus of the FASB Emerging Issues Task Force)”.  Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012.  The adoption of this accounting standard will not have a material effect on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010*	2011	2010*

Partnership management fees (a)	$41,500	$114,150	$76,429	$352,650
Expense reimbursement (b)	23,630	25,906	102,305	113,535
Local administrative fee (c)	1,750	1,750	5,250	5,250
Total general and administrative - General Partner	66,880	141,806	183,984	471,435

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,539	14,909	43,446	45,934
Total general and administrative-related parties	$81,419	$156,715	$227,430	$517,369

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010*	2011	2010*

Local administrative fees (c)	$2,250	$6,625	$10,500	$23,000

Total general and administrative – General Partner	2,250	6,625	10,500	23,000

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	16,956	51,169	139,384	199,268

Total general and administrative-related parties	$19,206	$57,794	$149,884	$222,268

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $4,805,000 and $4,930,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $63,000 and $39,000 were accrued and unpaid as of  December 31, 2011 and March 31, 2011, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of December 31, 2011 and March 31, 2011, the subsidiary partnerships owed approximately $149,000 and $241,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2011 and March 31, 2011, the Partnership owed $3,000 and $0, respectively, to the General Partner for expenses it paid on its behalf, and $0 and $80,000, respectively, to Independence SLP L.P. for the fees it received from a Local Partnership on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at December 31, 2011 and March 31, 2011 consists of the following:

	December 31,	March 31,
	2011	2011

Operating advances	$-	$413,318
Construction costs payable	382,200	382,200
Management and other operating advances	-	(9,166)
Loans payable to local general partner and affiliates (a)	236,994	236,994

	$619,194	$1,023,346

(a) Affordable Green Associates, L.P. borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

Due to local general partners and affiliates at December 31, 2011 and March 31, 2011 included in the discontinued liabilities consists of the following:

	December 31,	March 31,
	2011	2011

Management and other operating advances	$38,372	$-

	$38,372	$-

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

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

	At December 31, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$15,836,778	$10,787,272	$24,383,711	$11,934,332

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  During the nine months ended December 31, 2011, the Partnership sold its limited partnership interest in four Local Partnerships.  As of December 31, 2011, the Partnership has sold its limited partnership interests in eleven Local Partnerships. In addition, as of December 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2011, the Partnership sold its limited partnership interest in Lincoln Renaissance (“Abraham Lincoln Court”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,667,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,667,000, which was recorded during the quarter ended December 31, 2011. During the years ended March 31, 2011 and March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of approximately $277,000 and $2,892,000, respectively. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $27,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On September 21, 2011, the Partnership sold its limited partnership interest in NLEDC, Limited Partnership (“Paradise Arms”) to the Local General Partner for a sales price of $5,000. The sale resulted in a gain of approximately $3,846,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,841,000 and the $5,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. An adjustment to the gain of approximately $16,000 was recorded during the quarter ended December 31, 2011, resulting in an overall gain of approximately $3,862,000. During the year ended March 31, 2010, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $1,769,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

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

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court Associates (“Mansion Court”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,698,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. An adjustment to the gain of approximately $1,000 was recorded during the quarter ended September 30, 2011, resulting in an overall gain of approximately $1,699,000. During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $301,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $46,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 5 – Assets Held for Sale

On December 5, 2011, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United- Germano Millgate Limited Partnership (“United-Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. As of December 31, 2011, United-Germano had property and equipment, at cost, of approximately $18,294,000, accumulated depreciation of approximately $13,527,000 and mortgage debt of approximately $6,610,000.  The sale is contingent upon Illinois Housing Development Authority and U.S. Department of Housing and Urban Development (“HUD”) approval and is expected to be consummated during the first  quarter of 2012.

On August 29, 2011, Clear Horizons Limited Partnership (“Clear Horizons”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,100,000. As of December 31, 2011, Clear Horizon had property and equipment, at cost, of approximately $2,425,000, accumulated depreciation of approximately $1,537,000 and mortgage debt of approximately $573,000.  The sale is contingent upon approval of all governmental agencies, including HUD, and is expected to be consummated during the first quarter of 2012. In the event the closing does not occur by March 31, 2012, Clear Horizons may terminate this agreement by written notice and shall be entitled to receive and retain a deposit and any accrued interest.

NOTE 6 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of December 31, 2011, Abraham Lincoln Court, Paradise Arms, Mansion Court and Winding Ridge, which were sold during the nine months ended December 31, 2011, and Clear Horizons and United-Germano, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2011, Paradise Arms, which was classified as an asset held for sale, was classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	December 31,	March 31,
	2011	2011

Assets
Property and equipment – less accumulated depreciation of $15,136,280 and $3,055,377, respectively	$5,737,579	$1,699,698
Cash and cash equivalents	177,071	-
Cash held in escrow	1,218,204	93,428
Other assets	178,339	6,250
Total assets	$7,352,681	$1,799,376

Liabilities
Mortgage notes payable	$7,183,664	$4,139,881
Accounts payable	266,275	16,308
Accrued interest payable	10,493,458	1,425,013
Security deposit payable	70,337	32,036
Due to local general partners and affiliates	38,372	-
Due to general partners and affiliates	41,375	20,000
Total liabilities	$18,093,481	$5,633,238

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations.  For the three and nine months ended December 31, 2011, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Abraham Lincoln Court, Paradise Arms, Mansion Court and Winding Ridge , which were sold during the nine months ended December 31, 2011, and Clear Horizons and United-Germano, which were classified as assets held for sale, were all classified as discontinued operations in the consolidated statements of operations.  For the three and nine months ended December 31, 2010, Tasker, which was sold during the year ended March 31, 2010, Derby Run, which was sold during the nine months ended December 31, 2010, and Martha Bryant, P&P, Colden Oaks, Brynview, Abraham Lincoln Court, Paradise Arms, Mansion Court, Winding Ridge, Clear Horizons and United-Germano, in order to present comparable results to the nine months ended December 31, 2011, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010*	2011	2010*

Revenues

Rental income	$1,222,432	$2,016,491	$4,749,675	$7,052,526
Other	19,870	72,411	38,110	382,855
Gain on sale of properties (Note 4)	2,683,269	-	2,217,179	1,815,882

Total revenue	3,925,571	2,088,902	7,004,964	9,251,263

Expenses
General and administrative	522,496	643,144	1,574,665	2,212,334
General and administrative-related parties (Note 2)	19,206	57,794	149,884	222,268
Repairs and maintenance	309,034	481,579	1,099,747	1,599,705
Operating and other	102,421	249,223	458,051	854,449
Taxes	63,505	65,605	305,841	356,213
Insurance	46,439	69,402	168,653	239,257
Interest	234,074	505,804	800,373	1,750,619
Depreciation and amortization	233,607	418,509	816,861	1,442,008

Total expenses	1,530,782	2,491,060	5,374,075	8,676,853

Income (loss) from discontinued operations	$2,394,789	$(402,158)	$1,630,889	$574,410

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(32,046)	4,025	(1,317,089)	(921,045)

Income (loss) from discontinued operation – Independence Tax Credit Plus LP II	$2,362,743	$(398,133)	$313,800	$(346,635)

Income (loss) – limited partners from discontinued operations	$2,339,115	$(394,152)	$310,662	$(343,169)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Income (loss) from discontinued operations per BAC	$39.69	$(6.69)	$5.27	$(5.82)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2011	2010*

Net cash (used in) provided by operating activities	$(1,494,480)	$57,493
Net cash provided by investing activities	$1,125,282	$99,330
Net cash used in financing activities	$(7,934)	$(469,105)

* Reclassified for comparative purposes.

NOTE 7 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2011, the Partnership’s liabilities exceeded assets by $26,300,918 and for the nine months ended December 31, 2011, had net income of $ 1,035,822, including gain on sale of properties of $2,217,179.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $4,805,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $15,836,778 and the accrued interest payable balance of $17,352,488 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of disposing of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,725,000 at December 31, 2011.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $148,000 for the nine months ended December 31, 2011.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern

Mansion Court Associates (“Mansion Court”)

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court (see Note 4). Mansion Court had net income of approximately $1,751,000, including a gain on sale of approximately $1,772,000, for the nine months ended December 31, 2011.  Mansion Court had sustained operating losses over the years and had not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner had provided funding in the past years; however there was no obligation to do so.  The property also had experienced a high number of vacancies due to deteriorating conditions in the area.  As of April 30, 2011, the project had 23 out of 30 vacant units.  Vacancies continued to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds to make improvements would not benefit the property.  The Local General Partner was exploring options to mitigate increased crime and deteriorating neighborhood conditions.  These options included assistance from local government housing agencies and transfer of ownership.

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
December 31, 2011
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

Property management fees incurred by the Local Partnerships amounted to $108,255, $177,672, $422,581 and $569,249 for the three and nine months ended December 31, 2011 and 2010, respectively.  Of these fees $31,495, $66,078, $182,830 and $245,202 were earned by affiliates of the Local General Partners for the three and nine months ended December 31, 2011 and 2010, respectively, which include $16,956, $51,169, $139,384 and $199,268 of fees relating to discontinued operations for the three and nine months ended December 31, 2011 and 2010, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership is in the process of disposing of all of its investments.  During the nine months ended December 31, 2011, the Partnership sold its limited partnership interest in four Local Partnerships.  As of December 31, 2011, the Partnership has sold its limited partnership interests in eleven Local Partnerships. In addition, as of December 31, 2011, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Item1, Note 5). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the nine months ended December 31, 2011 and 2010, the amounts received from operations of the Local Partnerships were approximately $12,000 and $15,000, respectively.  In addition, during the nine months ended December 31, 2011 and 2010, distributions to the Partnership from sales proceeds amounted to approximately $1,481,000 and $1,046,000, respectively.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

During the nine months ended December 31, 2011, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $612,000.  This increase was due to net proceeds from sale of properties ($1,481,000), which exceeded cash used in operating activities ($364,000), an increase in cash held in escrow relating to investing activities ($139,000) and principal payments of mortgage notes ($367,000).  Included in the adjustment to reconcile the net income to cash used in operating activities is depreciation and amortization of approximately $940,000 and gain on sale of properties of approximately $2,217,000.

Total expenses from operations for the three and nine months ended December 31, 2011 and 2010 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $267,104, $257,834, $766,793 and $902,942, respectively.

Accounts payable from operations as of December 31, 2011 and March 31, 2011 were $125,253 and $599,843, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $266,275 and $16,308 as of December 31, 2011 and March 31, 2011, respectively.  Accrued interest payable from operations as of December 31, 2011 and March 31, 2011 was $6,859,030 and $16,805,364, respectively.  Accrued interest payable from discontinued operations totaled $10,493,458 and $1,425,013 as of December 31, 2011 and March 31, 2011, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancings or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,725,000 at December 31, 2011.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $4,805,000 and $4,930,000 were accrued and unpaid as of December 31, 2011 and March 31, 2011, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $967,000, resulting in a noncash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations below. Since the maximum loss the Partnership would be liable for is its net investment in the respective subsidiary partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way. However, the Partnership’s loss of its investment in a Local Partnership may result in recapture of Tax Credits if the investment is lost before expiration of the Compliance Period.

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

Tabular Disclosure of Contractual Obligations

The Partnership discloses in Item 7 of the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2011, the Partnership’s commitments to make future payments under its debt agreements and other contractual obligations.  There are no material changes to such disclosure or amounts as of December 31, 2011.

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

	At December 31, 2011		At March 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$15,836,778	$10,787,272	$24,383,711	$11,934,332

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are two assets classified as property and equipment-held for sale as of December 31, 2011.

During the nine months ended December 31, 2011, the Partnership has not recorded any loss on impairment of assets.  Through December 31, 2011, the Partnership has recorded approximately $29,131,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2011 and 2010 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 2% and decreased approximately 1% for the three and nine months ended December 31, 2011, as compared to the corresponding periods in 2010. The decrease for the nine months is primarily due to the annual rent increase and decrease in occupancy at one Local Partnership partially offset by an increase in vacancy at another Local Partnership.

General and administrative expenses increased approximately $46,000 and $29,000 for the three and nine months ended December 31, 2011, as compared to the corresponding periods in 2010, primarily due to an increase in legal fees due to higher sales activity and consulting fees pertaining to the Partnership’s use of new software in order to comply with new reporting requirements at the Partnership level.

General and administrative-related parties expenses decreased approximately $75,000 and $290,000 for the three and nine months ended December 31, 2011, as compared to the corresponding periods in 2010, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expenses decreased approximately $31,000 and $157,000 for the three and nine months ended December 31, 2011, as compared to the corresponding periods in 2010. The decrease for the three months is primarily due to a decrease in general maintenance expenses at one Local Partnership. The decrease for the nine months is primarily due to a decrease in painting and decorating, boiler and heating, and cooling system  repairs at another Local Partnership.

Depreciation and amortization expenses decreased approximately $12,000 and $30,000 for the three and nine months ended December 31, 2011, as compared to corresponding periods in 2010, primarily due to a reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at one Local Partnership.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended December 31, 2011, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	February 13, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 13, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer