Form 10-K
period 2012-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2012-06-18
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-13782

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Exact name of registrant as specified in its charter)

Delaware	13-3646846
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Church Street, New York, New York	10007
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30,  2011was ($28,870,000) based on Limited Partner equity (deficit) as of such date.

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interests in four Local Partnerships.  As of March 31, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships. In addition, as of March 31, 2012, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 11).  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership (see Note 12).  As of March 31, 2012, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, all of which has been paid to the Local Partnerships.  See Item 2.  Properties below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the direct capitalization method).  During the year ended March 31, 2012, the Partnership recorded approximately $1,016,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2012, the Partnership has recorded approximately $30,147,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.

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

Sale of Local Partnership Interests

The Partnership is in the process of disposing of all of its investments.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interests in four Local Partnerships.  As of March 31, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships. In addition, as of March 31, 2012, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 11).  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership (see Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2011, the Partnership sold its limited partnership interest in Lincoln Renaissance (“Abraham Lincoln Court”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,667,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,667,000, which was recorded during the quarter ended December 31, 2011. An adjustment to the gain of approximately $48,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain of approximately $2,715,000. During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of approximately $277,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $27,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On September 21, 2011, the Partnership sold its limited partnership interest in NLEDC, Limited Partnership (“Paradise Arms”) to the Local General Partner for a sales price of $5,000. The sale resulted in a gain of approximately $3,846,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,841,000 and the $5,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. Adjustments to the gain of approximately $16,000 and $119,000 were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $3,981,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $2,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 30, 2011, the Partnership sold its limited partnership interest in Neptune Venture L.P. (“Winding Ridge”) to the Local General Partner for a sales price of $1,476,329. The Partnership received $1,476,329 as a distribution from this sale.  The sale resulted in a loss of approximately $5,836,000 resulting from the write-off of the basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. Adjustments to the loss of approximately ($96,000) and $98,000 were recorded during the quarters ended September 30, 2011 and March 31, 2012, respectively, resulting in an overall loss of approximately $5,834,000.  In accordance with the partnership agreement of Winding Ridge, the Local General Partner was to be paid certain fees and distributions, based on the selling price, contingent upon the completion of a sale. These fees, amounting to $6,725,000, were based on the implied sales price of $8,201,828 as determined by an independent real estate service agency. No cash payments were made for these fees. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $3,750 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court Associates (“Mansion Court”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,698,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. Adjustments to the gain of approximately $1,000 and $10,000 were recorded during the quarters ended September 30, 2011 and March 31, 2012, resulting in an overall gain of approximately $1,709,000. During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $301,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $46,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

On March 31, 2011, the Partnership sold its limited partnership interest in Colden Oaks Limited Partnership (“Colden Oaks”) to an affiliate of the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $5,061,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $5,066,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.  Adjustments to the gain of approximately $7,000 and ($47,000) were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $5,021,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $85,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On February 9, 2011, the Partnership sold its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  The Partnership received $79,363 (including a distribution from sale of $49,363) after the payment of other liabilities of approximately $20,000.  The sale resulted in a gain of approximately $6,288,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,208,000 and the $79,363 cash received from the sale, which was recorded during the year ended March 31, 2011. Adjustments to the gain of approximately ($112,000) and $18,000 were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $6,194,000.

On February 9, 2011, the Partnership sold its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  The Partnership did not receive any cash from this sale and paid other liabilities of $15,000 in relation to the sale.  The sale resulted in a gain of approximately $6,158,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the year ended March 31, 2011.  Adjustments to the gain of approximately $30,000 and $5,000 were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $6,193,000.

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

Assets Held for Sale

On December 5, 2011, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United- Germano Millgate Limited Partnership (“United-Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. As of December 31, 2011, United-Germano had property and equipment, at cost, of approximately $18,686,000, accumulated depreciation of approximately $13,527,000 and mortgage debt of approximately $6,501,000.  The sale was contingent upon Illinois Housing Development Authority and U.S. Department of Housing and Urban Development (“HUD”) approval and was subsequently consummated on May 1, 2012 (see Note 12).

On August 29, 2011, Clear Horizons Limited Partnership (“Clear Horizons”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,100,000. As of December 31, 2011, Clear Horizon had property and equipment, at cost, of approximately $2,466,000, accumulated depreciation of approximately $1,565,000 and mortgage debt of approximately $571,000.  The sale is contingent upon approval of all governmental agencies, including HUD, and is expected to be consummated during the second quarter of 2012.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interests in four Local Partnerships.  As of March 31, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships. In addition, as of March 31, 2012, the Partnership has entered into an agreement to sell its limited partnership interests in one other Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.   Subsequently, on May 1, 2012, the Partnership sold its limited partnership interest in one Local Partnership (see Note 12). There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  The Partnership’s investment in each Local Partnership represents 98.99% of the partnership interests in the Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

% of Units Occupied at May 1,
Name and Location	Date Acquired	2012	2011	2010	2009	2008

Lincoln Renaissance
Reading, PA (52)	April 1993	(c)	90%	96%	94%	94%

United Germano-Millgate Limited Partnership
Chicago, IL (350) (d)	October 1993	95%	94%	90%	97%	95%

Mansion Court Associates
Philadelphia, PA (30)	November 1993	(c)	20%	26%	27%	33%

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	(b)	(b)	95%	98%	91%

Renaissance Plaza ‘93 Associates , L.P.
Baltimore, MD (95)	February 1994	91%	90%	97%	98%	97%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	(a)	(a)	(a)	96%	89%

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	(b)	(b)	94%	95%	96%

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	(b)	(b)	100%	95%	97%

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	(b)	(b)	100%	100%	75%

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	(c)	98%	100%	98%	100%

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	(a)	(a)	(a)	98%	83%

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	(b)	(b)	95%	98%	98%

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	99%	96%	99%	94%	99%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	(c)	99%	99%	100%	98%

Affordable Green Associates L.P.
New York, NY (41)	April 1995	100%	100%	100%	100%	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold subsequently on May 1, 2012 (see Note 12 in Item 8).

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

In connection with investments in Apartment Complexes in development stage, the General Partner generally required that the Local General Partners provide completion guarantees and/or undertake to repurchase the Partnership’s interest in the Local Partnership if construction or rehabilitation was not completed substantially on time or on budget (“Development Deficit Guarantees”). The Development Deficit Guarantees generally also required the Local General Partner to provide any funds necessary to cover net operating deficits of the Local Partnership until such time as the Apartment Complex had achieved break-even operations.  The General Partner generally required that the Local General Partners undertake an obligation to fund operating deficits of the Local Partnership (up to a stated maximum amount) during a limited period of time (typically three to five years) following the achievement of break-even operations (“Operating Deficit Guarantees”).  Amounts funded under such agreements were treated as noninterest bearing loans, which were paid only out of 50% of available cash flow or out of available net sale or refinancing proceeds.

Tax Credits with respect to a given Apartment Complex were generally available for a ten-year period that commenced when the Property was placed into service. However, the annual Tax Credits available in the year in which the Apartment Complex was placed in service must be prorated based upon the months remaining in the year. The amount of the annual Tax Credit that was not available in the first year was made available in the eleventh year. In certain cases, the Partnership acquired its interest in a Local Partnership after the Local Partnership had placed its Apartment Complex in service. In these cases, the Partnership were allocated Tax Credits only beginning in the month following the month in which it acquired its interest and Tax Credits allocated in any prior period were not available to the Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2012, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 16, 2012, the Partnership has approximately 3,414 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2012.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of its Offering in fifteen Local Partnerships, all of which has been paid. The Partnership does not intend to acquire additional Properties.  During the year ended March 31, 2012, the Partnership did not make any advances to the Local Partnerships.

During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interests in four Local Partnerships.  As of March 31, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships.  In addition, as of March 31, 2012, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership (see Note 12).  The Partnership is in the process of disposing of all of its investments, but there can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2012, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $5,000 and $120,000, respectively.  Additionally, during the years ended March 31, 2012 and 2011, the Partnership received approximately $5,000 and $1,113,000, respectively, in proceeds from the sale of Local Partnerships’ limited partnership interests and approximately $1,476,000 and $0, respectively, in cash distributions from the sales.  The Partnership does not anticipate being able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $469,000.  This increase was due to net cash provided by operating activities ($314,000), proceeds from sale of properties  ($5,000) and mortgage proceeds of approximately ($1,500,000), which exceeded improvements to property and equipment ($461,000), principal payments of mortgage notes ($486,000), an increase in cash held in escrow relating to investing activities ($188,000), a decrease in due to local general partners and affiliates relating to financing activities ($34,000), an increase in deferred costs ($55,000), and  a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($125,000). Included in the adjustment to reconcile the net loss to cash provided by operating activities are depreciation and amortization of approximately ($1,021,000), gain on sale of properties of approximately ($2,548,000) and loss on impairment of assets of approximately ($1,016,000).

Total expenses for the years ended March 31, 2012 and 2011, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $1,128,020 and $1,141,171, respectively.

Accounts payable as of March 31, 2012 and 2011 were $172,282 and $599,843, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $562,436 and $16,308 as of March 31, 2012 and 2011, respectively.   Accrued interest as of March 31, 2012 and 2011 was $7,030,303 and $17,012,618, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  Accrued interest payable from discontinued operations totaled $10,786,185 and $1,553,917 as of March 31, 2012 and 2011, respectively.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $1,609,000 at March 31, 2012.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,707,000 and $4,930,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively and are included in Due to general partner and affiliates on the Consolidated Balance Sheets.  During the years ended March 31, 2012 and 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000 and $967,000, respectively, resulting in a non-cash General Partner contributions of the same amount.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to general partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 8 in Item 8 for further discussion of amounts “Due to the general partner and affiliates”.  The General Partner does not anticipate making any future advances of operating funds to any of the Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in that particular Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time, Property investments themselves are reduced to estimated fair value (using the direct capitalization method) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

During the year ended March 31, 2012, the Partnership recorded approximately $1,016,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2012, the Partnership has recorded approximately $30,147,000 as an aggregate loss on impairment of property.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2012 and 2011 (the 2011 and 2010 Fiscal Years, respectively) excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 13).

The net (loss) income for the 2011 and 2010 Fiscal Years totaled ($1,577,436) and $14,976,024, respectively.

2011 vs. 2010

Rental income decreased approximately 2% for the 2011 Fiscal Year as compared to the 2010 Fiscal Year, primarily due to a decrease in occupancy rates partially offset by rental increases at one Local Partnership.

The Partnership recorded a loss on impairments from operations of approximately $1,016,000 and $469,000 during 2011 and 2010 Fiscal Years, respectively (see Note 4, Item 8).

General and administrative-related party’s expenses decreased approximately $372,000 for the 2011 Fiscal Year as compared to the 2010 Fiscal Year, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expenses decreased approximately $48,000 for the 2011 Fiscal Year as compared to the 2010 Fiscal Year, primarily due to a decrease in boiler repairs and painting expenses at one Local Partnership, partially offset by an increase in maintenance contracts and other general repairs at another Local Partnership.

Depreciation and amortization expenses decreased approximately $39,000 for the  2011 Fiscal Year as compared to the 2010 Fiscal Year, primarily due to the reduction in carrying amounts relating to impairment of assets recorded during the year ended March 31, 2011 at one Local Partnership.

Results of Operations of Certain Local Partnerships

Mansion Court Associates (“Mansion Court”)

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court (see Note 10).  Mansion Court had operational losses of $31,116 and $68,981 (excluding loss on impairment of $301,015) for the 2011 and 2010 Fiscal Years, respectively.  The financial statements for Mansion Court had been prepared assuming that Mansion Court would continue as a going concern. Mansion Court sustained operating losses over the years and had not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner provided funding in the past years; however there was no obligation to do so.  The property also had experienced a high number of vacancies due to deteriorating conditions in the area.  As of May 12, 2011, the property had 24 vacant units of the total 30 units.  Vacancies continued to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds to make improvements would not have benefited the property.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2012 and 2011	36

	Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011	37

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2012 and 2011	38

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	39

	Notes to Consolidated Financial Statements	40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheet of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2012, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the year then ended (the 2011 Fiscal Year).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements for eleven subsidiary partnerships whose losses aggregated $2,603,676 for the 2011 Fiscal Year, and whose assets constituted 85% of the Partnership’s assets at March 31, 2012, presented in the accompanying consolidated financial statements.  The financial statements of ten subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statements for one of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audit, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties.  The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern.  This subsidiary partnership’s net income aggregated $1,751,205 (2011 Fiscal Year), and their assets aggregated $0 at March 31, 2012.  Management’s plan in regard to this matter is also described in Note 12.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE & MALTER CO. LLP
RAICH ENDE & MALTER CO. LLP

New York, New York
June 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

We have audited the consolidated balance sheet of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2011, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the year then ended (the 2010 Fiscal Year).  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We did not audit the financial statements for fourteen subsidiary partnerships whose losses aggregated $3,780,072 for the 2010 Fiscal Year, and whose assets constituted 95% of the Partnership’s assets at March 31, 2011, presented in the accompanying consolidated financial statements.  The financial statements of thirteen subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.  The financial statements for one of these subsidiary partnerships is unaudited.

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

In our opinion, based upon our audit, and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries at March 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 12, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties.  The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern.  This subsidiary partnership’s net loss aggregated $369,996 (2010 Fiscal Year), and their assets aggregated $169,783 at March 31, 2011.  Management’s plan in regard to this matter is also described in Note 12.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Lincoln Renaissance

We have audited the accompanying balance sheets of Lincoln Renaissance as of December 31, 2011 and 2010, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lincoln Renaissance as of December 31, 2011 and 2010, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards we have also issued our report dated February 29, 2012, on our consideration of Lincoln Renaissance's internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and on compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental information on pages 24 through 28 is presented for purposes of additional analysis as required by the Financial Reporting Manual issued by the Pennsylvania Housing Finance Agency and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland
February 29, 2012

Lead Auditor: Gregory M. Remeikis, CPA

E-mail Address: greg.remeikis@reznickgroup.com

[Letterhead of Wieland & Company, Inc.]

INDEPENDENT AUDITOR'S REPORT

To the Partners
United - Germano - Millgate Limited Partnership

We have audited the accompanying balance sheets of United - Germano - Millgate Limited Partnership as of December 31, 2011 and 2010, and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of December 31, 2011 and 2010, and the results of its operations, changes in partners' equity, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 24, 2012, on our consideration of the internal control of United - Germano - Millgate Limited Partnership, and on our tests of its compliance with certain provisions of laws, regulations, contracts, grants, agreements and other matters. The purpose of those reports is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing and not to provide an opinion on the internal control over reporting or on compliance. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information in Schedules I, II and III on pages 10 and 11 is presented for purposes of additional analysis as required by the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, and is not a required part of the financial statements of United - Germano - Millgate Limited Partnership. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Wieland & Company, Inc.
February 24, 2012
Batavia, Illinois

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Mansion Court Associates

We have audited the accompanying balance sheet of Mansion Court Associates as of May 12, 2011, and the related statements of profit and loss, changes in partners' equity (deficit) and cash flows for the period January 1, 2011 through May 12, 2011 (date of investor transfer). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mansion Court Associates as of May 12, 2011, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the period January 1, 2011 through May 12, 2011 (date of investor transfer), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The project has sustained operating losses over the years and has not generated sufficient cash flow from operations to meet its obligations. Furthermore, the Partnership has a net deficiency in partners' equity. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 10.

/s/ Reznick Group, P.C.
Baltimore, Maryland
November 29, 2011

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
Norfolk, Virginia
November 5, 2010

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Renaissance Plaza 93 Associates, L.P.

We have audited the accompanying balance sheet of Renaissance Plaza 93 Associates, L.P. as of December 31, 2011, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2011, and the results of its operations, the changes in partners' equity (deficit) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our report dated March 6, 2012, on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplemental information on pages 24 through 36, which is the responsibility of management, is presented for purposes of additional analysis as required by the Audit Guide issued by the Maryland Department of Housing and Community Development and is not a required part of the financial statements. Such information was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. That information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, PC
Skokie, Illinois                                                                                      Taxpayer Identification Number:
March 6, 2012                                                                                      52-1088612

Lead Auditor: Nelson D. Gomez, CPA

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
Baltimore, Maryland
September 30, 2010

[Letterhead of CLIFFORD R. BENN, CPA]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

General partner
Martha Bryant Manor Limited Partnership
Los Angeles, California

I have audited the balance sheet of Martha Bryant Manor Limited Partnership, at February 9, 2011, and the related statements of loss, changes in partners' capital, and cash-flow for the forty day period then ended. These financial statements are the responsibility of Martha Bryant Manor Limited Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Martha Bryant Manor Limited Partnership on February 9, 2011, and the results of its operations and its cash-flow for the year then ended in conformity with generally accepted accounting principles used in the United States of America.

/s/ Clifford R. Benn, CPA
July 26, 2011
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

/s/ Clifford R. Benn, CPA
February 23, 2011
Carson, California

[Letterhead of KELLER & ASSOCIATES, LLP]

Independent Auditors’ Report

To the Partners of
Colden Oaks

We have audited the accompanying balance sheet of Colden Oaks (a California limited partnership) (the "Partnership"), as of March 31, 2011, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the period from January 1, 2011 to March 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Colden Oaks as of December 31, 2010, were audited by other auditors whose report dated February 28, 2011, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Colden Oaks as of March 31, 2011 and, and the results of its operations and its cash flows for the period from January 1, 2011 to March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Keller & Associates, LLP
KELLER & ASSOCIATES, LLP
Reseda, California
February 12, 2012

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

[Letterhead of BERT D. SAMUELS CERTIFIED PUBLIC ACCOUNTANT]

INDEPENDENT AUDITOR'S REPORT

The Partners
P & P Home For The Elderly, L.P. Los Angeles, California

I have audited the accompanying balance sheet of P & P Home For The Elderly, L.P. as of February 9, 2011, and the related statements of income, changes in partners' equity and cash flows for the period January 1, 2011 through February 9, 2011. The financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor am I engaged to perform, an audit of its interned control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of P & P Home For The Elderly, L.P. as of February 9, 2011, and the results of its operations and cash flows for the period January 1, 2011 through February 9, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bert D. Samuels
Tarzana, California
March 31, 2012

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
Tarzana, California
February 10, 2011

[Letterhead of REZNICK GROUP, P.C.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Clear Horizons Limited Partnership

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, as of December 31, 2011, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership as of December 31, 2011, and the results of its operations, changes in partners' equity (deficit), and its cash flows for the year then ended, in conformity with the basis of accounting described in Note 1.

As described in note 1 to the financial statements, the partnership's financial statements have been prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (HUD). These prescribed practices are a comprehensive basis of accounting other than accounting principles accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated February 14, 2012 on our consideration of Clear Horizons Limited Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated February 14, 2012, on Clear Horizons Limited Partnership's compliance with certain provisions of laws, regulations, contracts and grant agreements, and applicable with certain transactions for certain non-major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplemental information on pages 23 through 36 is presented for purposes of additional analysis as required by the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ Reznick Group, P.C.
Baltimore, Maryland                                                                                              Taxpayer Identification Number:
February 14, 2012                                                                                                52-1088612

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

Lead Auditor: Scott H. Szeliga, CPA

[REZNICK GROUP, P.C. LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Neptune Venture, L.P.

We have audited the accompanying balance sheet of Neptune Venture, L.P. as of June 13, 2011, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the period January 1, 2011 through June 13, 2011 (date of partners' redemption). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neptune Venture, L.P. as of June 13, 2011, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 2, 2012

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

/s/ Reznick Group, P.C.
Baltimore, Maryland
March 9, 2011

[Letterhead of D. F. O’Brien & Co., Certified Public Accountants]

INDEPENDENT AUDITORS' REPORT

To the Partners
Affordable Green Associates, L.P.

We have audited the accompanying balance sheet of Affordable Green Associates, L.P. as of December 31, 2011 and 2010 and the related statements of operations, changes in partners' (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Affordable Green Associates, L.P. as of December 31, 2011 and 2010 and the results of its operations, changes in partners' (deficit), and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

/s/ D. F. O’Brien & Co.
Totowa, New Jersey
February 15, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011 *

ASSETS

Operating assets
Property and equipment net, less accumulated depreciation (Notes 2, 4 and 7)	$1,914,568	$16,574,109
Cash and cash equivalents(Notes 2, 3 and 12)	1,811,841	1,479,226
Cash held in escrow (Notes 3 and 5)	476,444	2,086,911
Deferred costs, less accumulated amortization (Notes 2 and 6)	41,035	90,211
Other assets	74,796	385,197

Total operating assets	4,318,684	20,615,654

Assets from discontinued operations (Note 13)
Property and equipment held for sale, net of accumulated depreciation (Note 4)	6,142,284	1,699,698
Net assets held for sale	1,517,676	99,678
Total assets from discontinued operations	7,659,960	1,799,376

Total assets	$11,978,644	$22,415,030

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable (Note 7)	$8,800,542	$20,398,584
Accounts payable	172,282	599,843
Security deposit payable	68,432	254,770
Accrued interest payable	7,030,303	17,012,618
Due to local general partners and affiliates (Note 8)	589,883	1,023,346
Due to general partner and affiliates (Note 8)	1,836,255	5,270,129

Total operating liabilities	18,497,697	44,559,290

Liabilities from discontinued operations (Note 13)
Mortgage notes payable of assets held for sale	7,071,971	4,139,881
Net liabilities held for sale	11,466,393	1,622,261
Total liabilities from discontinued operations	18,538,364	5,762,142

Total liabilities	37,036,061	50,321,432

Commitments and contingencies (Note 7, 8 and 12)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(28,508,943)	(26,947,281)
General partner	3,474,109	278,863

Independence Tax Credit Plus L.P. II total	(25,034,834)	(26,668,418)

Noncontrolling interests	(22,583)	(1,237,984)

Total partners’ deficit	(25,057,417)	(27,906,402)

Total liabilities and partners’ (deficit) capital	$11,978,644	$22,415,030

* As restated (see Note 14)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011 */**

Revenues
Rental income	$1,087,232	$1,112,570
Other income	28,291	36,995

Total revenues	1,115,523	1,149,565

Expenses
General and administrative	443,553	423,202
General and administrative-related parties (Note 8)	301,412	673,833
Repairs and maintenance	365,888	413,612
Operating	197,453	180,939
Taxes	75,044	73,746
Insurance	46,082	49,672
Financial, principally interest	435,652	447,778
Depreciation and amortization	164,789	203,788
Loss on impairment of fixed assets	1,016,000	468,890

Total expenses from operations	3,045,873	2,935,460

Loss from operations	(1,930,350)	(1,785,895)
Income from discontinued operations	1,692,974	17,761,268

Net (loss) income	(237,376)	15,975,373

Net loss attributable to noncontrolling interests from operations	15,183	10,354
Net income attributable to noncontrolling interests from discontinued operations	(1,355,243)	(1,009,703)

Net income attributable to noncontrolling interests	(1,340,060)	(999,349)

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(1,577,436)	$14,976,024

Loss from operations – limited partners	(1,896,016)	(1,757,785)
Income from discontinued operations (including gain on sale of properties) – limited partners	334,354	16,584,049

Net (loss) income – limited partners	$(1,561,662)	$14,826,264

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(32.18)	$(29.83)
Income from discontinued operations per weighted average BAC	5.67	281.43

Net (loss) income per weighted average BAC	$(26.51)	$251.60

* Reclassified for comparative purposes.
** As restated (see Note 14)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ deficit – April 1, 2010, as previously reported	$(44,336,450)	$(41,301,465)	$(918,143)	$(2,116,842)
Prior period adjustment (Note 14)	(481,714)	(472,080)	(4,768)	(4,866)

Partners’ deficit – April 1, 2010, as restated	(44,818,164)	(41,773,545)	(922,911)	(2,121,708)
Net income, as restated	15,975,373	14,826,264	149,760	999,349
Distributions	(115,625)	-	-	(115,625)
Contributions – write-off of partnership management fees related to sold properties	967,014	-	967,014	-
Contributions - write-off of related party debt	85,000	-	85,000	-

Partners’ (deficit) equity – March 31, 2011, as restated	(27,906,402)	(26,947,281)	278,863	$(1,237,984)
Net (loss) income	(237,376)	(1,561,662)	(15,774)	1,340,060
Distributions	(124,659)	-	-	(124,659)
Contributions – write-off of partnership management fees related to sold properties	3,130,116	-	3,130,116	-
Contributions – write-off of related party debt	80,904	-	80,904	-
Partners (deficit) equity – March 31, 2012	$(25,057,417)	$(28,508,943)	$3,474,109	$(22,583)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2012	2011 */**

Cash flows from operating activities:
Net (loss) income	$(237,376)	$15,975,373
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on sale of properties	(2,548,259)	(20,284,069)
Depreciation and amortization	1,021,336	2,094,452
Loss on impairment of assets	1,016,000	1,047,336
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	87,190	(251,558)
(Decrease) increase in security deposit payable	(498)	15,892
Increase in accrued interest payable	1,340,649	1,805,453
Increase in cash held in escrow	(78,646)	(100,004)
Increase in other assets	(114,605)	(34,772)
Increase (decrease) in due to local general partners and affiliates	1,640	(48,709)
Decrease in due to general partner and affiliates	(173,854)	(322,436)

Total adjustments	550,953	(16,078,415)

Net cash provided by (used in) operating activities	313,577	(103,042)

Cash flows from investing activities:
Proceeds from sale of properties	5,000	1,160,185
Costs paid relating to sale of properties	-	(47,105)
Improvements to property and equipment	(460,604)	(423,670)
Decrease (increase) in cash held in escrow	(188,394)	30,449

Net cash (used in) provided by investing activities	(643,998)	719,859

Cash flows from financing activities:
Principal payments of mortgage notes	(486,209)	(635,677)
Mortgage proceeds	1,500,000	-
Increase in deferred cost	(55,262)	-
(Decrease) increase in due to local general partners and affiliates	(34,000)	156,059
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(124,659)	(244,989)

Net cash provided by (used in) financing activities	799,870	(724,607)

Net increase (decrease) in cash and cash equivalents	469,449	(107,790)
Cash and cash equivalents at beginning of year	1,479,226	1,587,016
Cash and cash equivalents at end of year ***	$1,948,675	$1,479,226

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$706,540	$728,796

Supplemental disclosure of non-cash investing and financing activities:
Contribution from write-off of partnership management fee related to sold properties	$3,130,116	$967,014

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(5,000)	$(1,113,080)
Decrease in Property and equipment, net of accumulated depreciation	8,644,793	12,925,270
Decrease in deferred costs	59,069	65,931
Decrease in other assets	252,391	554,302
Decrease in cash held in escrow	809,757	166,752
Increase in accounts payable and other liabilities	31,377	79,184
Decrease in due to general partners and affiliates	(110,904)	(167,500)
Decrease (increase) in due to local general partners and affiliates	(394,655)	122,673
Decrease in mortgage note payable	(9,679,742)	(26,082,091)
Decrease in accrued interest payable	(2,090,696)	(6,900,698)
Decrease in security deposits payable	(145,553)	(149,176)
Contribution - General Partner	80,904	85,000
Increase in capitalization of consolidated subsidiaries attributable to noncontrolling interest	-	129,364

*	Reclassified for comparative purposes.
**	As restated (see Note 14)
***	Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $136,834 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 1 – General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the “Partnership”) was organized on February 11, 1992 and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates Inc., a Delaware Corporation (“RIAI”).  The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”). For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov.

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.

The Partnership had originally acquired interests in fifteen subsidiary partnerships.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interests in four Local Partnerships.  As of March 31, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships.  In addition, as of March 31, 2012, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities (see Note 11).  Subsequently, the Partnership sold its limited partnership interests in one other Local Partnership (see Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and twelve (2011 Fiscal Year) and fourteen (2010 Fiscal Year) subsidiary partnerships, including those which have been sold during these periods, in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. As of March 31, 2012, the Partnership continued to own interests in four Local Partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $(1,340,000) and $(999,000) for the years ended March 31, 2012 and 2011, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

d)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates that amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost.  At that time, property investments themselves are reduced to estimated fair value (using the direct capitalization method) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

During the years ended March 31, 2012 and 2011, the Partnership recorded approximately $1,016,000 and $1,047,000 as an aggregate loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2012, the Partnership has recorded approximately $30,147,000 as an aggregate loss on impairment of property.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2012	2011 *

Interest	$428	$1,802
Other	27,863	35,193

Total other revenue	$28,291	$36,995

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2012	2011 *

Interest	$5,077	$30,667
Other	49,373	150,025

Total other revenue	$54,450	$180,692

*	Reclassified for comparative purposes.

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

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2012, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2008 forward.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

g)  Recent Accounting Pronouncements

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
MARCH 31, 2012

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

		At March 31, 2012		At March 31, 2011*
		Carrying		Carrying
		Amount	Fair Value	Amount	Fair Value

LIABILITIES:
	Mortgage notes	$15,872,513	$8,796,945	$24,538,465	$11,992,518

*	As restated (Note 14)

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2012	2011	(Years)

Land	$697,372	$1,785,200	-
Building and improvements	6,657,042	42,420,182	10-40
Furniture and fixtures	131,166	542,198	5-10
	7,485,580	44,747,580
Less: Accumulated depreciation	(5,571,012)	(28,173,471)

	$1,914,568	$16,574,109

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

Depreciation expense for the years ended March 31, 2012 and 2011 amounted to $164,789 and $203,788, respectively.  During the year ended March 31, 2012, there was a decrease in accumulated depreciation on impairments in the amount of $2,061,713.

The components of property and equipment from discontinued operations are as follows:

	March 31,		Estimated
			Useful Lives
	2012	2011	(Years)

Land	$595,304	$626,361	-
Building and improvements	20,558,555	4,110,566	15-40
Furniture and fixtures	152,251	18,148	3-10
	21,306,110	4,755,075
Less: Accumulated depreciation	(15,163,826)	(3,055,377)

	$6,142,284	$1,699,698

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2012 and 2011 amounted to $851,977 and $1,871,301, respectively.  During the year ended March 31, 2012, there was a decrease in accumulated depreciation on dispositions in the amount of $9,449,063.

Impairments

During the years ended March 31, 2012 and 2011, the Partnership performed a fair value analysis on all of its remaining investments due to the current deteriorating market conditions in the real estate industry.  Impairment of assets is a two-step process.  First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis.  If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the direct capitalization method).  Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left of the remaining investments.  A net operating income projection was prepared to calculate a residual value at the end of the 5-year period. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $1,016,000 and $1,047,336 of losses on impairment for the years ended March 31, 2012 and 2011, respectively.

Impairments from operations recorded for the year ended March 31, 2012 were as follows:

Affordable Greene Associates, LP	$1,016,000

$1,016,000

Impairments from operations recorded for the year ended March 31, 2011 were as follows:

Affordable Grrene Associates, LP	$468,890

$468,890

Impairments from discontinued operations recorded for the year ended March 31, 2011 is as follows:

Mansion Court Associates	$301,015
Lincoln Renaissance	277,431

$578,446

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2012	2011

Purchase price payments*	$0	$6,000
Real estate taxes, insurance and other	232,900	355,716
Reserve for replacements	177,558	1,448,972
Tenant security deposits	65,986	276,223

	$476,444	$2,086,911

* Represents amounts to be paid to seller upon meeting specified rental achievement criteria.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

Cash held in escrow from discontinued operations consists of the following:
	March 31,
	2012	2011

Real estate taxes, insurance and other	$122,175	$23,452
Reserve for replacements	932,346	37,905
Tenant security deposits	106,657	32,071

	$1,161,178	$93,428

NOTE 6 – Deferred Costs

The components of deferred costs from operations and their periods of amortization are as follows:

	March 31,
	2012	2011	Period

Financing costs	$7,332	$119,642	*
Other	33,703	33,703	various
	41,035	153,345
Less: Accumulated amortization	-	(63,134)

	$41,035	$90,211

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2012 and 2011, amounted to $0 for both years.

The components of deferred costs from discontinued operations and their periods of amortization are as follows:

	March 31,
	2012	2011	Period

Financing costs	$68,493	$-	*

	68,493	-
Less: Accumulated amortization	(27,694)	-

	$40,799	$-

* Over the life of the related mortgages.

Amortization expense from discontinued operations for the years ended March 31, 2012 and 2011 amounted to $4,570 and $19,363, respectively.  During the year ended March 31, 2012, there was a decrease in deferred costs and accumulated amortization on dispositions in the amount of $253,505 and $194,436, respectively.

NOTE 7 – Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $4,000, including principal and interest, at rates ranging from 0% to 6.33% per annum through the year 2024.  The mortgage notes from discontinued operations are payable in aggregate monthly installments of approximately $49,000, including principal and interest, at rates ranging from 6.53% to 7.21% per annum through the year 2037. Each subsidiary partnership’s mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of each certain subsidiary partnership’s rents and leases, and is without further recourse.

Accrued interest payable as of March 31, 2012 and 2011 was $7,030,303 and $17,012,618, respectively. Accrued interest payable from discontinued operations as of March 31, 2012 and 2011 was $10,786,185 and $1,553,917, respectively.  Interest accrues on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships or through assumption by the buyer upon sale of the Partnership interest in the respective Local Partnerships.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The mortgage agreements generally require monthly deposits to replacement reserves and escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (see Note 5). Monthly deposits of approximately $3,000 and $11,000 were made for replacement reserves from operations and discontinued operations, respectively.

One mortgage note relating to discontinued operations with a balance of $1,387,570 and $1,815,375 at December 31, 2011 and 2010, respectively, which bears interest at 7% per annum, is eligible for an interest rate subsidy. Accordingly, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1%. The balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for mortgage notes from operations payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2012	$31,604
2013	33,379
2014	35,209
2015	37,096
2016	2,010,402
Thereafter	6,652,852

$8,800,542

Annual principal payment requirements for mortgage notes from discontinued operations payable by the subsidiary partnerships for each of the next five years and thereafter are as follows:

December 31,	Amount

2012	$471,812
2013	506,143
2014	5,564,852
2015	15,358
2016	15,944
Thereafter	497,862

$7,071,971

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)  Other Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2012 and 2011 were as follows:

	Years Ended March 31,
	2012	2011*

Partnership management fees (a)	$120,929	$452,789
Expense reimbursement (b)	116,123	152,872
Local administrative fees (c)	7,000	7,000
Total general and administrative - General Partner	244,052	612,661

Property management fees incurred to affiliates of the
subsidiary partnerships’ general partners	57,360	61,172
Total general and administrative-related parties	$301,412	$673,833

Expenses incurred to related parties from discontinued operation for the years ended March 31, 2012 and 2011 were as follows:

	Years Ended March 31,
	2012	2011*

Local administrative fees (c)	$16,154	$31,980

Total general and administrative – General Partner	16,154	31,980

Property management fees incurred to affiliates of
the subsidiary partnerships’ general partners	142,058	471,419

Total general and administrative-related parties	$158,212	$503,399

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,707,000 and $4,930,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the years ended March 31, 2012 and 2011, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000 and $967,000, respectively, resulting in a noncash General Partner contribution of the same amount.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $14,000 and $39,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  Local administrative fee owed to Independence SLP L.P. amounting to approximately $148,000 and $241,000 were accrued and unpaid as of March 31, 2012 and 2011, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid from working capital reserves or future sales proceeds.

As of March 31, 2012 and 2011, the Partnership owed approximately $6,000 and $80,000, respectively, to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

B)  Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2012 and 2011 consists of the following:

	March 31,
	2012	2011

Operating advances	$4,689	$413,318
Construction costs payable	382,200	382,200
Management and other operating advances	-	(9,166)
Loans payable to local general partner and affiliates (a)	202,994	236,994

	$589,883	$1,023,346

(a)
Affordable Green associates, LP borrowed monies from affiliates of the Local general Partner while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest.

Due to local general partner and affiliates from discontinued operations consists of the following:

	March 31,
	2012	2011

Operating advances	$6,448	$-

	$6,448	$-

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 9 – Taxable Net Loss

Our adoption of FASB interpretation (“FIN”) No. 48 did not have a material impact on the consolidated financial statements and does not impact our financial position at March 31, 2012.

A reconciliation of the financial statement net loss to the taxable net loss for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2012	2011*

Financial statement net (loss) income	$(1,577,436)	$14,976,024

Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(990,237)	(1,407,597)

Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	7,233,883	(17,348,103)

Accrued interest not deductible for tax purposes until paid	771,143	1,138,584

Non-deductible loss on impairment of property	1,016,000	1,047,336

Write-off of Partnership management fees included in income for tax purposes	1,466,412	967,014

Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	1,334,722	1,553,840

Net income as shown on the income tax return for the calendar year ended	$9,254,487	$927,098

* As restated (see Note 14)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2012, the tax basis net assets exceeded the financial statement net assets by approximately $8,964,000 due to depreciation differences, impairments of property and equipment and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  During the fiscal year ended March 31, 2012, the Partnership sold its limited partnership interests in four Local Partnerships.  As of March 31, 2012, the Partnership has sold its limited partnership interests in eleven Local Partnerships. In addition, as of March 31, 2012, the Partnership has entered into an agreement to sell its limited partnership interests in one Local Partnership and one Local Partnership has entered into an agreement to sell its property and the related assets and liabilities.  Subsequently, the Partnership sold its limited partnership interests in one Local Partnership (see Note 12).  There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On December 31, 2011, the Partnership sold its limited partnership interest in Lincoln Renaissance (“Abraham Lincoln Court”) to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,667,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,667,000, which was recorded during the quarter ended December 31, 2011. An adjustment to the gain of approximately $48,000 was recorded during the quarter ended March 31, 2012, resulting in an overall gain of approximately $2,715,000. During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of approximately $277,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $27,500, as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On September 21, 2011, the Partnership sold its limited partnership interest in NLEDC, Limited Partnership (“Paradise Arms”) to the Local General Partner for a sales price of $5,000. The sale resulted in a gain of approximately $3,846,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $3,841,000 and the $5,000 cash received from the sale, which was recorded during the quarter ended September 30, 2011. Adjustments to the gain of approximately $16,000 and $119,000 were recorded during the quarters ended December 31, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $3,981,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $2,500 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

On June 30, 2011, the Partnership sold its limited partnership interest in Neptune Venture L.P. (“Winding Ridge”) to the Local General Partner for a sales price of $1,476,329. The Partnership received $1,476,329 as distribution from this sale.  The sale resulted in a loss of approximately $5,836,000 resulting from the write-off of the basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. Adjustments to the loss of approximately ($96,000) and $98,000 were recorded during the quarters ended September 30, 2011 and March 31, 2012, respectively, resulting in an overall loss of approximately $5,834,000.  In accordance with the partnership agreement of Winding Ridge, the Local General Partner was to be paid certain fees and distributions, based on the selling price, contingent upon the completion of a sale. These fees, amounting to $6,725,000, were based on the implied sales price of $8,201,828 as determined by an independent real estate service agency. No cash payments were made for these fees. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $3,750 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court Associates (“Mansion Court”) to an affiliate of the Local General Partner for a sales price of $1. The sale resulted in a gain of approximately $1,698,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. Adjustments to the gain of approximately $1,000 and $10,000 were recorded during the quarters ended September 30, 2011 and March 31, 2012, resulting in an overall gain of approximately $1,709,000. During the year ended March 31, 2011, in accordance with ASC 360, the Partnership deemed the building impaired and wrote it down to its fair value, which resulted in a loss on impairment of $301,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $46,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

On March 31, 2011, the Partnership sold its limited partnership interest in Colden Oaks Limited Partnership (“Colden Oaks”) to an affiliate of the Local General Partner for a sales price of $2.  The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale.  The sale resulted in a gain of approximately $5,061,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $5,066,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011.  Adjustments to the gain of approximately $7,000 and ($47,000) were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $5,021,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $85,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On February 9, 2011, the Partnership sold its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000.  The Partnership received $79,363 (including a distribution from sale of $49,363) after the payment of other liabilities of approximately $20,000.  The sale resulted in a gain of approximately $6,288,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,208,000 and the $79,363 cash received from the sale, which was recorded during the year ended March 31, 2011. Adjustments to the gain of approximately ($112,000) and $18,000 were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $6,194,000.

On February 9, 2011, the Partnership sold its limited partnership interest in Martha Bryant Manor, L.P. (“Martha Bryant”) to an unaffiliated third party purchaser for a sales price of $15,000.  The Partnership did not receive any cash from this sale and paid other liabilities of $15,000 in relation to the sale.  The sale resulted in a gain of approximately $6,158,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the year ended March 31, 2011.  Adjustments to the gain of approximately $30,000 and $5,000 were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $6,195,000.

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
MARCH 31, 2012

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

NOTE 11 – Assets Held for Sale

On December 5, 2011, the Partnership entered into an assignment and assumption agreement to sell its limited partnership interest in United- Germano Millgate Limited Partnership (“United-Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. As of December 31, 2011, United-Germano had property and equipment, at cost, of approximately $18,686,000, accumulated depreciation of approximately $13,527,000 and mortgage debt of approximately $6,501,000.  The sale was contingent upon Illinois Housing Development Authority and U.S. Department of Housing and Urban Development (“HUD”) approval and was subsequently consummated on May 1, 2012 (see Note 12).

On August 29, 2011, Clear Horizons Limited Partnership (“Clear Horizons”) entered into a purchase and sale agreement to sell the property and the related assets and liabilities to an unaffiliated third party purchaser for a sales price of $2,100,000. As of December 31, 2011, Clear Horizon had property and equipment, at cost, of approximately $2,466,000, accumulated depreciation of approximately $1,565,000 and mortgage debt of approximately $571,000.  The sale is contingent upon approval of all governmental agencies, including HUD, and is expected to be consummated during the second quarter of 2012.

NOTE 12 – Commitments and Contingencies

a)	Going Concern Consideration

At March 31, 2012, the Partnership’s liabilities exceeded assets by $25,057,417 and for the year then ended incurred net loss of $ (237,376), including gain on sale of properties of $2,548,259 and loss on impairment of fixed assets of $1,016,000.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 8, partnership management fees of approximately $1,707,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The entire mortgage payable balance of $15,872,513 and the accrued interest payable balance of $17,816,488 are of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of disposing of all of its investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in all its investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships and the potential recapture of the Tax Credits if the investment is lost before the expiration of the Compliance Period.  Dispositions of any investment in a Local Partnership should not impact the future results of operations, liquidity, or financial condition of the Partnership.

The Partnership has working capital reserves of approximately $1,609,000 at March 31, 2012.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $185,000 for the year ended March 31, 2012.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Subsidiary Partnerships – Going Concern and Uncertainties

Mansion Court Associates (“Mansion Court”)

On May 12, 2011, the Partnership sold its limited partnership interest in Mansion Court (see Note 10).  Mansion Court had operational losses of $31,116 and $68,981 (excluding loss on impairment of $301,015) for the 2011 and 2010 Fiscal Years, respectively.  The financial statements for Mansion Court had been prepared assuming that Mansion Court would continue as a going concern. Mansion Court sustained operating losses over the years and had not generated sufficient cash flow from operations to meet its obligations.  The Local General Partner provided funding in the past years; however there was no obligation to do so.  The property also had experienced a high number of vacancies due to deteriorating conditions in the area.  As of May 12, 2011, the property had 24 vacant units of the total 30 units.  Vacancies continued to increase due to declining conditions in the surrounding neighborhood, and the expenditure of funds to make improvements would not have benefited the property.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

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

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). There were no uninsured cash and cash equivalent amounts at March 31, 2012.

d)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

e)	Property Management Fees

Property and incentive management fees incurred by the subsidiary partnerships amounted to $523,684 and $981,064 for the years ended March 31,2012 and 2011, respectively.  Of these fees $199,418 and $532,591 were earned by affiliates of the Local General Partners, which include $0 and $223,750 of incentive management fees at one Local Partnership and $142,058 and $471,419 of fees relating to discontinued operations.

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

The Partnership and BACs holders began to recognize Tax Credits with respect to a property when the Credit Period for such Property (generally ten years from the date of investment or, if later, the date the Property was leased to qualified tenants) commenced. Because of the time required for the acquisition, completion and rent-up of Properties, the amount of Tax Credits per BAC gradually increased over the first three years of the Partnership.  Tax Credits not recognized in the first three years were recognized in the 11th through 13th years.  As of December 31, 2007, all the Local Partnerships had completed their Credit Periods.  However, each Local Partnership must continue to comply with the Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits.  The Compliance Periods will continue through December 31, 2012 with respect to the Properties depending upon when the Compliance Period commenced.  At December 31, 2008, Mansion Court was required to recapture $190,635 of low-income housing tax credits.

g)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period, other than United-Germano discussed below, which require recognition or disclosure in the financial statements.

United-Germano

On May 1, 2012, the Partnership sold its limited partnership interest in United-Germano to an unaffiliated third party purchaser for a sales price of $141,875. The sale will result in a gain of approximately $11,770,000, resulting from the write-off of the deficit basis in the Local Partnership of approximately $11,628,000 and $141,875 cash received from the sale, which will be recognized on the Partnership’s Form 10-Q for the quarter ending June 30, 2012.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 13 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of March 31, 2012, United-Germano and Clear Horizons, which were classified as assets held for sale, were all classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2011, Paradise Arms, which was classified as an asset held for sale, was classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,	March 31,
	2012	2011 *

Assets

Property and equipment – less accumulated depreciation of $15,163,826 and
$3,055,377, respectively	$6,142,284	$1,699,698
Cash and cash equivalents	136,834	-
Cash held in escrow	1,161,178	93,428
Deferred costs, net of accumulated amortization of $27,694 and $0, respectively	40,799	-
Other assets	178,865	6,250
Total assets	$7,659,960	$1,799,376

Liabilities
Mortgage notes payable	$7,071,971	$4,139,881
Accounts payable	562,436	16,308
Accrued interest payable	10,786,185	1,553,917
Security deposit payable	72,324	32,036
Due to local general partners and affiliates	6,448	-
Due to general partners and affiliates	39,000	20,000
Total liabilities	$18,538,364	$5,762,142

* As restated (see Note 14)

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations.  For the year ended March 31, 2012, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Abraham Lincoln Court, Paradise Arms, Mansion Court and Winding Ridge, which were sold during the year ended March 31, 2012, and Clear Horizons and United-Germano, which were classified as assets held for sale, were all classified as discontinued operation in the consolidated statements of operations.  For the year ended March 31, 2011, Tasker, which was sold on March 31, 2010, Derby Run, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, and Abraham Lincoln Court, Paradise Arms, Mansion Court, Winding Ridge, Clear Horizons and United-Germano, in order to present comparable results to the year ended March 31,2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2012	2011 */**

Revenues

Rental income	$5,849,985	$9,191,905
Other (Note 2)	54,450	180,692
Gain on sale of properties (Note 10)	2,548,259	20,284,069

Total revenue	8,452,694	29,656,666

Expenses
General and administrative	2,019,097	2,901,323
General and administrative-related parties (Note 8)	158,212	503,399
Repairs and maintenance	1,488,329	2,075,148
Operating and other	573,495	1,060,504
Taxes	374,296	557,637
Insurance	196,971	334,408
Interest	1,092,773	1,993,869
Depreciation and amortization	856,547	1,890,664
Loss on impairment of fixed assets	-	578,446

Total expenses	6,759,720	11,895,398

Loss from discontinued operations	$1,692,974	$17,761,268

Noncontrolling interest in income of subsidiaries from discontinued operations	(1,355,243)	(1,009,703)

Income from discontinued operation – Independence Tax Credit Plus LP II	$337,731	$16,751,565

Income – limited partners from discontinued operations	$334,354	$16,584,049

Number of BACs outstanding	58,928	58,928

Income from discontinued operations per BAC	$5.67	$281.43

	Years Ended March 31,
	2012	2011 */**
Cash flows from Discontinued Operations:
Net cash used in operating activities	$(869,248)	$(538,034)
Net cash (used in) provided by investing activities	$(805,106)	$884,622
Net cash provided by (used in) financing activities	$1,378,219	$(819,315)

*	Reclassified for comparative purposes.
**	As restated (see Note 14).

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 14 – Prior Period Adjustment

Renaissance Plaza 93 Associates, LP. (“The Esplanade”)

The accompanying financial statements for the year ended March 31, 2011 have been restated to correct an understated amount of mortgage notes payable and related accrued interest due to a dispute between a lender and the management of The Esplanade over the calculation of compounded interest when the construction note was converted to a permanent mortgage.  Upon the completion of construction, the lender converted remaining accrued interest into a principal balance.  In 2011, the two parties came to an agreement thereby increasing the outstanding principal balance on the mortgage note by $154,754 and accrued interest by $207,254.

NLEDC, LP (“Paradise Arms”)

The accompanying financial statements for the year ended March 31, 2011 have been restated to correct an understated amount of accrued interest. Upon completion of the 2011 audit it was noted that the accrued interest, for the note payable due to Community Redevelopment Agency of Los Angeles, had been understated in prior years by $128,904. Therefore a prior period adjustment was made in order to properly state the outstanding accrued interest as of December 31, 2011.

The effect of prior period accounting errors resulted in the following changes:

	At March 31, 2011
	As Previously
	Reported	As Restated

Balance Sheet including discontinued operations:

Mortgage notes payable	$24,383,711	$24,538,465
Accrued interest payable	18,230,377	18,566,535
Noncontrolling interests	(1,233,025)	(1,237,984)
Partners' deficit	(27,415,490)	(27,906,402)

Statement of Operations including discontinued operations:

Financial, principally interest	2,432,449	2,441,647
Net income	15,984,571	15,975,373

Net income per weighted average BAC	$251.75	$251.60

Total partners’ deficit as of April 1, 2010 has been increased by $481,714 for the effects of the restatement on prior years.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and Chief Financial Officer of Related Independence Associates, L.P., the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective (see section (b) below for a discussion concerning certain subsidiary Partnerships).

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2012.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2012, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to deficiencies that resulted in restatements on two subsidiaries’ financial statements (see Note 14 in Item 8). Management will attempt to cause the Local General Partners to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level.  These deficiencies were noted in prior years. Management has worked closely with the Local General Partner at each of these subsidiary Partnerships during the year (and will continue to do so going forward) to prevent such deficiencies.

(c)  Changes in Internal Controls over Financial Reporting.  During the year ended March 31, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT A. PACE, 39, is the Chief Financial Officer of RIAI and a Director of Centerline Capital Group (“Centerline”).  Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group.  Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller.  Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager.  He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 46, is the President and Chief Executive Officer of RILLC and is also a managing trustee and President and Chief Operating Officer of Centerline.  Mr. Levy was appointed as Chief Financial Officer of Centerline in November 2006 and stepped down from that position in May 2012. He was also appointed as President and Chief Operating Officer of Centerline in April 2010.  He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets.  From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company.  He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates L.P. 100 Church Street New York, NY 10007	$1,000 capital contribution – directly owned	100%

Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of May 28, 2012, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership	Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20 (2)	7.6%

J. Michael Fried	4,453.20 (2) (3)	7.6%

Alan P. Hirmes	4,453.20 (2) (3)	7.6%

Stuart J. Boesky	4,453.20 (2) (3)	7.6%

Marc D. Schnitzer	4,453.20 (2) (3)	7.6%

Denise L. Kiley	4,453.20 (2) (3)	7.6%

Robert A. Pace	-	-

Robert L. Levy	-	-

All executive officers of the general partner of the Related General Partner as a group (two persons)

(1)	The address for each of the persons in the table is 100 Church Street, New York, New York 10007.

(2)
Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).  All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of May 28, 2012, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2012 and 2011 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $64,500 and $61,000, respectively.

Audit – Related Fees

None.

Tax Fees

The aggregate tax fees billed by Raich Ende Malter & Co LLP and its affiliates for tax professional services  of the Partnership for the years ended December 31, 2011 and 2010 were $3,000 and $2,500, respectively.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	14

	Consolidated Balance Sheets at March 31, 2012 and 2011	36

	Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011	37

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2012 and 2011	38

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011	39

	Notes to Consolidated Financial Statements	40

(a) 2.	Consolidated Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	64

	Schedule I - Condensed Financial Information of Registrant	66

	Schedule III - Real Estate and Accumulated Depreciation	69

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

+Filed herewith.

Item 15.	Exhibits and Financial Statement Schedules (continued).
	Subsidiaries of the Registrant (Exhibit 21).	Jurisdiction of Organization

	United Germano – Millgate Limited Partnership	IL
	Renaissance Plaza ‘93 Associates, L.P.	MD
	Clear Horizons Limited Partnership	LA
	Affordable Green Associates L.P.	NY

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	June 18, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 18, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Independence Associates GP LLC.	June 18, 2012
Robert A. Pace

/s/ Robert L. Levy	President and Chief Executive Officer of Independence Associates GP LLC.	June 18, 2012
Robert L. Levy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audit of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 18, 2012 on page 14, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2011 Fiscal Year and Schedule III at March 31, 2012.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties.  The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern.  This subsidiary partnership’s net income aggregated $1,751,205 (2011 Fiscal Year), and their assets aggregated $0 at March 31, 2012.  Management’s plan in regard to this matter is also described in Note 12.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE & MALTER CO. LLP
RAICH ENDE & MALTER CO. LLP

New York, New York
June 18, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Independence Tax Credit Plus L.P. II and Subsidiaries
(A Delaware Limited Partnership)

In connection with our audit of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 27, 2011 on page 15, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2010 Fiscal Year.  In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 12, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties.  The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern.  This subsidiary partnership’s net loss aggregated $369,996 (2010 Fiscal Year), and their assets aggregated $169,783 at March 31, 2011.  Management’s plan in regard to this matter is also described in Note 12.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ TRIEN ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 27, 2011

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2012	2011

Cash and cash equivalents	$1,608,963	$850,744
Cash held in escrow	-	6,000
Investment in subsidiary partnerships	697,936	9,058,888
Other assets	33,703	53,703

Total assets	$2,340,602	$9,969,335

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$1,727,255	$5,049,129
Other liabilities	45,005	50,127

Total liabilities	1,772,260	5,099,256

Partners’ capital	568,342	4,870,079

Total liabilities and partners’ capital	$2,340,602	$9,969,335

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2012	2011

Revenues

Other income	$450	$1,300

Expenses

Administrative and management	185,479	143,792
Administrative and management-related parties	237,052	605,660

Total expenses	422,531	749,452

Loss from operations	(422,081)	(748,152)

Gain on sale of investments in subsidiary partnerships	1,237,492	19,273,596

Equity in loss of subsidiary partnerships*	(8,247,264)	(18,534,944)

Net loss	$(7,431,853)	$(9,500)

*
Includes suspended prior year losses of investments in accordance with the equity method of accounting amounting to $(8,509,161)  and $(18,141,477) for the years ended March 31, 2012 and 2011, respectively.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2012	2011 *

Cash flows from operating activities:
Net loss	$(7,431,853)	$(9,500)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on sale of investments in subsidiary partnerships	(1,237,492)	(19,273,596)
Equity in (income) loss of subsidiary partnerships	8,247,264	18,534,944
Increase in assets:
Other assets	(109,361)	(123,027)
(Decrease) increase in liabilities:
Due to general partners and affiliates	(191,758)	(349,436)
Other liabilities	(5,122)	(15,943)
Total adjustments	6,703,531	(1,227,058)

Net cash used in operating activities	(728,322)	(1,236,558)

Cash flows from investing activities:

Proceeds from sale of investments in subsidiary partnerships	5,000	1,075,822
Investment in subsidiary partnerships	6,000	-
Decrease in cash held in escrow	(6,000)	-
Net cash provided by investing activities	5,000	1,075,822

Cash flows from financing activities:

Distributions from subsidiary partnerships	1,481,541	120,493
Net cash provided by financing activities	1,481,541	120,493

Net increase (decrease) in cash and cash equivalents	758,219	(40,243)

Cash and cash equivalents, beginning of year	850,744	890,987

Cash and cash equivalents, end of year	$1,608,963	$850,744

Significant noncash investing and financing activities:
Write-off of Partnership management fees related to sold properties	$3,130,116	$967,014

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2012

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period

				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Computed(a)(b)

Apartment Complexes

United Germano Millgate Limited Partnership
Chicago, IL	$6,500,682	$580,000	$6,070,477	$12,144,280	$585,374	$18,209,382	$18,794,756	$13,564,244	1993-94	Oct. 1993	10-25
Lincoln Renaissance
Reading, PA (e)	0	-	5,240,173	(5,131,142)	0	0	0	0	1993-94	Apr. 1993	20-40
Mansion Court Associates
Philadelphia, PA (e)	0	19,072	3,224,984	(3,135,025)	0	0	0	0	1993-94	Nov. 1993	20-40
Derby Run Associates L.P.
Hampton, VA(d)	-	407,410	3,069,628	(3,477,038)	-	-	0	-	1994-95	Feb. 1994	27.5-40
Renaissance Plaza Assoc.
Baltimore, MD	6,728,170	684,255	9,840,170	(3,142,689)	686,616	6,695,121	7,381,737	5,536,141	1994-95	Feb. 1994	27.5
Tasker Village
Philadelphia, PA(c)	-	18,235	-	(18,235)	-	-	-	-	1994-95	May-94	40
Martha Bryant Manor, L.P.
Los Angeles, CA(d)	-	966,577	-	(966,577)	-	-	-	-	1994-95	Sept. 1994	15-27.5
Colden Oaks Limited Partnership
Los Angeles, CA(d)	-	922,790	-	(922,790)	-	-	-	-	1994-95	Sept. 1994	31
Brynview Terrace Limited Partnership
Los Angeles, CA(d)	-	175,943	-	(175,943)	-	-	-	-	1994-95	Sept. 1994	15-27.5
NLEDC, L.P.
Los Angeles, CA (e)	0	624,000	-	47,217	0	0	0	0	1994-95	Sept. 1994	27.5
Creative Choice Homes VI Ltd.
Miami, FL(c)	-	650,072	13,134	(663,206)	-	-	-	-	1994-95	Sept. 1994	40
P&P Homes for the Elderly, L.P.
Los Angeles, CA(d)	-	-	-	-	-	-	-	-	1994-95	Sept. 1994	30
Clear Horizons Limited Partnership
Shreveport, LA	571,289	15,304	2,058,729	440,447	17,665	2,496,815	2,514,480	1,599,583	1994-95	Dec. 1994	27.5
Neptune Venture L.P.
Neptune Township, NJ (e)	-	460,631	10,151,873	(10,113,626)	0	0	0	0	1995-96	Apr. 1995	40
Affordable Green Associates L.P.
New York, NY	2,072,372	20,500	3,506,961	(3,426,745)	3,021	97,696	100,717	34,870	1995-96	May-95	27
Less: discontinued operations and dispositions		(4,244,730)	(21,699,792)	24,556,366

	$15,872,513	$1,300,059	$21,476,337	$6,015,294	$1,292,676	$27,499,014	$28,791,690	$20,734,838

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
(e)   The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 31, 2012
(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2012	2011	2012	2011

Balance at beginning of period	$49,502,655	$78,288,769	$31,228,848	$44,397,771
Additions during period:
Improvements	460,604	423,670
Depreciation expense			1,016,766	2,075,089

Deductions during period:
Dispositions and impairments	(21,171,569)	(29,209,784)	(11,510,776)	(15,244,012)

Balance at close of period	$28,791,690	$49,502,655	$20,734,838	$31,228,848

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