Form 10-Q
period 2012-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2012-08-03
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

______________

FORM 10-Q

______________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I – Financial Information
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $5,555,368 and $5,571,012, respectively	$1,821,681	$1,914,568
Cash and cash equivalents	2,744,031	1,811,841
Cash held in escrow	339,707	476,444
Deferred costs, net of accumulated amortization of $25,277 and $0, respectively	8,426	41,035
Other assets	36,478	74,796

Total operating assets	4,950,323	4,318,684

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $15,163,826, respectively	-	6,142,284
Net assets held for sale	105,000	1,517,676
Total assets from discontinued operations	105,000	7,659,960

Total assets	$5,055,323	$11,978,644

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$6,724,458	$8,800,542
Accounts payable	102,446	172,282
Security deposit payable	56,044	68,432
Accrued interest	7,016,353	7,030,303
Due to local general partners and affiliates	124,689	589,883
Due to general partner and affiliates	1,790,825	1,836,255

Total operating liabilities	15,814,815	18,497,697

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	7,071,971
Net liabilities held for sale	27,000	11,466,393
Total liabilities from discontinued operations	27,000	18,538,364

Total liabilities	15,841,815	37,036,061

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(13,220,640)	(28,508,943)
General partner	3,632,411	3,474,109

Independence Tax Credit Plus L.P. II total	(9,588,229)	(25,034,834)

Noncontrolling interests	(1,198,263)	(22,583)

Total partners’ deficit	(10,786,492)	(25,057,417)

Total liabilities and partners’ (deficit) capital	$5,055,323	$11,978,644

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011 *

Revenues
Rental income	$192,369	$202,609
Other income	6,238	6,836

Total revenues	198,607	209,445

Expenses
General and administrative	98,328	105,194
General and administrative-related parties (Note 2)	18,140	50,483
Repairs and maintenance	39,258	49,972
Operating	27,001	35,046
Taxes	18,247	18,303
Insurance	8,850	9,000
Financial, principally interest	104,196	104,425
Depreciation and amortization	19,227	21,117

Total expenses from operations	333,247	393,540

Loss from operations	(134,640)	(184,095)
Income (loss) from discontinued operations	14,950,802	(4,461,315)

Net income (loss)	14,816,162	(4,645,410)

Net loss attributable to noncontrolling interests from operations	981	975
Net loss (income) attributable to noncontrolling interests from discontinued operations	625,587	(1,119,156)

Net loss (income) attributable to noncontrolling interests	626,568	(1,118,181)

Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$15,442,730	$(5,763,591)

Loss from operations – limited partners	(132,322)	(181,289)
Income (loss) from discontinued operations (including gain on sale of properties) – limited partners	15,420,625	(5,524,666)

Net income (loss) – limited partners	$15,288,303	$(5,705,955)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(2.25)	$(3.08)
Income (loss) from discontinued operations per weighted average BAC	261.69	(93.75)

Net income (loss) per weighted average BAC	$259.44	$(96.83)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2012	$(25,057,417)	$(28,508,943)	$3,474,109	$(22,583)

Net income (loss)	14,816,162	15,288,303	154,427	(626,568)

Contributions - write-off of related party debt	3,875	-	3,875	-

Distributions	(549,112)	-	-	(549,112)

Partners’ (deficit) capital – June 30, 2012	$(10,786,492)	$(13,220,640)	$3,632,411	$(1,198,263)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$14,816,162	$(4,645,410)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of properties	(14,957,262)	4,216,667
Depreciation and amortization	48,770	333,446
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	683,753	(253,339)
Increase (decrease) in security deposit payable	4,665	(370)
Increase in accrued interest	340,828	348,062
(Increase) decrease in cash held in escrow	(36,024)	5,310
Decrease (increase) in other assets	63,395	(242,560)
Decrease in due to local general partners and affiliates	(2,448)	(5,497)
Decrease in due to general partner and affiliates	(8,980)	(168,678)

Total adjustments	(13,863,303)	4,233,041

Net cash provided by (used in) operating activities	952,859	(412,369)

Cash flows from investing activities:
Proceeds from sale of properties	141,885	1,476,329
Costs paid relating to sale of properties	(20,000)	-
Improvements to property and equipment	(87,199)	-
Increase in cash held in escrow	(44,818)	(13,123)

Net cash (used in) provided by investing activities	(10,132)	1,463,206

Cash flows from financing activities:
Principal payments of mortgage notes	(117,371)	(120,472)

Net cash used in financing activities	(117,371)	(120,472)

Net increase in cash and cash equivalents	825,356	930,365
Cash and cash equivalents at beginning of period	1,948,675	1,479,226
Cash and cash equivalents at end of period*	$2,774,031	$2,409,591

Summarized below are the components of the (gain) loss on sale of properties:
Proceeds from sale of properties – net	$(121,885)	$(1,476,329)
Property and equipment, net of accumulated depreciation	6,274,256	6,926,741
Deferred costs	72,752	3,790
Other assets	153,788	260,813
Cash held in escrow	1,303,757	344,296
Accounts payable and other liabilities	(1,291,475)	115,662
Due to general partners and affiliates	(73,000)	(48,750)
Due to local general partners and affiliates	(469,194)	(207,540)
Mortgage payable	(9,030,684)	(1,505,862)
Accrued interest	(11,140,963)	(154,598)
Security deposits payable	(89,377)	(90,306)
Contribution - General Partner	3,875	48,750
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(549,112)	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $30,000 and $4,000, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and four other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit.  The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner.   For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30 . All subsidiaries have fiscal quarters ending March 31.  Accounts of the subsidiaries have been adjusted for intercompany transactions from April 1  through June 30 .  The Partnership’s fiscal quarter ends June 30  in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), loss (income) attributable to noncontrolling interests amounted to approximately $627,000 and $(1,118,000) for the three months ended June 30, 2012 and 2011, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2012.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2012, the results of its operations for the three months ended June 30, 2012 and 2011 and its cash flows for the three months ended June 30, 2012 and 2011.  However, the operating results and cash flows for the three months ended June 30, 2012 may not be indicative of the results for the entire year.

New Accounting Pronouncements Not Yet Adopted

As of June 30, 2012, the Partnership has adopted all accounting pronouncement affecting the Partnership.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the three months ended June 30, 2012 and 2011 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011 *

Partnership management fees (a)	$(10,229)	$(4,247)
Expense reimbursement (b)	13,819	39,337
Local administrative fee (c)	1,250	1,250
Total general and administrative - General Partner	4,840	36,340

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	13,300	14,143
Total general and administrative-related parties	$18,140	$50,483

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended
	June 30,
	2012	2011 *

Local administrative fees (c)	$-	$4,625

Total general and administrative – General Partner	-	4,625

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	9,458	70,186

Total general and administrative-related parties	$9,458	$74,811

* Reclassified for comparative purposes.

(a)
The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). During the current period, the Partnership adjusted its accrued partnership management fees for excess local administrative fees received from sold properties. Partnership management fees owed to the General Partner amounting to approximately $1,697,000 and $1,707,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)
The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $14,000 and $14,000 were accrued and unpaid as of  June 30, 2012 and March 31, 2012, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)
Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of June 30, 2012 and March 31, 2012, the subsidiary partnerships owed approximately $76,000 and $148,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of June 30, 2012 and March 31, 2012, the Partnership owed $4,000 and $6,000, respectively, to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at June 30, 2012 and March 31, 2012 consists of the following:

	June 30,	March 31,
	2012	2012

Operating advances	$4,689	$4,689
Construction costs payable	120,000	382,200
Loans payable to local general partner and affiliates (a)	-	202,994

	$124,689	$589,883

(a)  Affordable Green Associates, L.P. ("Greene Avenue") borrowed monies from affiliates of the Local General Partners while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period and the loans were due on demand and did not accrue interest. On June 28, 2012, the Partnership sold its limited partnership interest in Greene Avenue (see Note 4).

Due to local general partners and affiliates at June 30, 2012 and March 31, 2012 included in the discontinued liabilities consists of the following:

	June 30,	March 31,
	2012	2012

Management and other operating advances	$-	$6,448

	$-	$6,448

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	At June 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,724,458	$2,431,105	$15,872,513	$8,796,945

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments.  During the three months ended June 30, 2012, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities.  As of June 30, 2012, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

On June 28, 2012, the Partnership sold its limited partnership interest in Greene Avenue to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,354,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,374,000, costs related to sale of approximately $20,000 and the $10 cash received from the sale, which was recorded during the quarter ended June 30, 2012. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 22, 2012, the property and the related assets and liabilities of Clear Horizons Limited Partnership (“Clear Horizons”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000.  The Partnership received $952,603 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,147,000.  The sale resulted in a gain of approximately $1,035,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012.

On May 1, 2012, the Partnership sold its limited partnership interest in United Germano-Millgate Limited Partnership (“United Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. The sale resulted in a gain of approximately $11,568,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $11,426,000 and the $141,875 cash received from the sale, which was recorded during the quarter ended June 30, 2012. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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
June 30, 2012
(Unaudited)

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

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold.  As of June 30, 2012, Clear Horizons, which was sold during the three months ended June 30, 2012, was classified as discontinued operations on the consolidated balance sheets.  As of March 31, 2012, United-Germano and Clear Horizons, which were classified as  assets held for sale, were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	June 30,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $0 and $15,163,826, respectively	$-	$6,142,284
Cash and cash equivalents	30,000	136,834
Cash held in escrow	75,000	1,161,178
Deferred costs, net of accumulated amortization of $0 and $27,694, respectively	-	40,799
Other assets	-	178,865
Total assets	$105,000	$7,659,960

Liabilities
Mortgage notes payable	$-	$7,071,971
Accounts payable	27,000	562,436
Accrued interest payable	-	10,786,185
Security deposit payable	-	72,324
Due to local general partners and affiliates	-	6,448
Due to general partners and affiliates	-	39,000
Total liabilities	$27,000	$18,538,364

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations.  For the three months ended June 30, 2012, Greene Avenue, Clear Horizons and United Germano, which were sold during the period, were all classified as discontinued operations in the consolidated statements of operations.  For the three months ended June 30, 2011, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Mansion Court and Winding Ridge, which were sold during the quarter ended June 30, 2011, Paradise Arms, which was classified as asset held for sale, Clear Horizons, United Germano and Greene Avenue, in order to present comparable results to the three months ended June 30, 2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2012	2011 *

Revenues

Rental income	$1,208,336	$2,001,447
Other	5,960	15,457
Gain on sale of properties (Note 4)	14,957,262	(4,216,667)

Total revenue	16,171,558	(2,199,763)

Expenses
General and administrative	435,214	560,247
General and administrative-related parties (Note 2)	9,458	74,811
Repairs and maintenance	315,156	463,162
Operating and other	145,216	248,791
Taxes	47,404	124,022
Insurance	38,441	70,017
Interest	200,324	408,173
Depreciation and amortization	29,543	312,329

Total expenses	1,220,756	2,261,552

Income (loss) from discontinued operations	$14,950,802	$(4,461,315)

Noncontrolling interest in loss (income) of subsidiaries from discontinued operations	625,587	(1,119,156)

Income (loss) from discontinued operation – Independence Tax Credit Plus LP II	$15,576,389	$(5,580,471)

Income (loss) – limited partners from discontinued operations	$15,420,625	$(5,524,666)

Number of BACs outstanding	58,928	58,928

Income (loss) from discontinued operations per BAC	$261.69	$(93.75)

* Reclassified for comparative purposes.

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2012	2011 *

Net cash provided by (used in) operating activities	$1,158,518	$(1,625,301)
Net cash provided by investing activities	$217,483	$1,453,589
Net cash provided by financing activities	$641,904	$72,092

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At June 30, 2012, the Partnership’s liabilities exceeded assets by $10,786,492 and for the three months ended June 30, 2012, had net income of $14,816,162, including gain on sale of properties of $14,957,262.  These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $1,697,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $6,724,458 and the accrued interest payable balance of $7,016,353 is of a nonrecourse nature and secured by the respective properties.  The Partnership is currently in the process of disposing of its remaining investments.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in its remaining investments, and as such has no financial responsibility to fund operating losses incurred by the Local Partnerships.  The maximum loss the Partnership would incur is its net investment in the respective Local Partnerships.

The Partnership has working capital reserves of approximately $2,669,000 at June 30, 2012.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $33,000 for the three months ended June 30, 2012.

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

d)	Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $101,667 and $164,104 for the three months ended June 30, 2012 and 2011, respectively.  Of these fees $22,758 and $84,329 were earned by affiliates of the Local General Partners for the three months ended June 30, 2012 and 2011, respectively, which included $9,458 and $70,186 of fees relating to discontinued operations for the three months ended June 30, 2012 and 2011, respectively.

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

f)	Subsequent Events

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership is in the process of disposing of all of its investments. During the three months ended June 30, 2012, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of June 30, 2012, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its remaining investments or the amount of proceeds which may be received.  However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $9,000 for both periods. In addition, during the three months ended June 30, 2012 and 2011, the amounts of distributions and proceeds from sales were approximately $1,094,000 and $1,476,000, respectively.

During the three months ended June 30, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $825,000.  This increase was due to net cash provided by operating activities ($953,000) and net proceeds from sale of properties ($142,000), which exceeded costs paid relating to sale of properties ($20,000), improvements to property and equipment ($87,000), an increase in cash held in escrow relating to investing activities ($45,000) and principal payments of mortgage notes ($117,000).  Included in the adjustment to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $49,000 and gain on sale of properties of approximately $14,957,000.

Total expenses from operations for the three months ended June 30, 2012 and 2011 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $191,684 and $217,515, respectively.

Accounts payable from operations as of June 30, 2012 and March 31, 2012 were $102,446 and $172,282, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accounts payable from discontinued operations totaled $27,000 and $562,436 as of June 30, 2012 and March 31, 2012, respectively.  Accrued interest payable from operations as of June 30, 2012 and March 31, 2012 was $7,016,353 and $7,030,303, respectively.  Accrued interest payable from discontinued operations totaled $0 and $10,786,185 as of June 30, 2012 and March 31, 2012, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans.  Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $2,669,000 at June 30, 2012.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,697,000 and $1,707,000 were accrued and unpaid as of June 30, 2012 and March 31, 2012, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets.  During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.  The General Partner does not anticipate making any future advances of operating funds to the remaining Local Partnerships in which the Partnership has invested.  Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in such Local Partnership.  The Partnership’s ability to continue its operations would not be affected.

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a in Item 1.

Since the maximum loss the Partnership would be liable for is its net investment in its remaining subsidiary partnerships, the resolution of any contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

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

	At June 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,724,458	$2,431,105	$15,872,513	$8,796,945

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2012.

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties.  The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods.  Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized.  At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.  The Partnership complies with ASC 360, Property, Plant and Equipment.  A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time, Property investments themselves are reduced to estimated fair value (using direct capitalization method) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There were no assets classified as property and equipment-held for sale as of June 30, 2012.

During the three months ended June 30, 2012, the Partnership has not recorded any loss on impairment of assets.  Through June 30, 2012, the Partnership has recorded approximately $30,147,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2012 and 2011 consisted primarily of the results of the Partnership’s investment in Local Partnerships.  The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased approximately 5% for the three months ended June 30, 2012, as compared to the corresponding period in 2011 primarily due to a slight decrease in the occupancy rate at one Local Partnership.

Total expenses from operations, excluding general and administrative – related parties and repairs and maintenance, remained fairly consistent with a decrease of approximately 6% for the three months ended June 30, 2012 as compared to the corresponding period in 2011.

General and administrative-related parties expenses decreased approximately $32,000 for the three months ended June 30, 2012, as compared to the corresponding period in 2011, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expenses decreased approximately $11,000 for the three months ended June 30, 2012, as compared to the corresponding period in 2011 primarily due to a decrease in flooring and carpeting expenses and protection equipment expenses at one Local Partnership.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

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

(b)           Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. - None

Item 5.
Other Information. – On April 23, 2012, the Partnership was notified that its independent registered public accounting firm, Trien Rosenberg Weinberg Ciullo & Fazzari LLP, merged its practice with that of Raich Ende Malter & Co. LLP and the combined practice operates under the name Raich Ende Malter & Co. LLP (“Raich”). The General Partner of the Partnership has determined that the Partnership will continue to engage Raich as its independent registered public accounting firm.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	August 3, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 3, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer