Form 10-Q
period 2012-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2012-11-13
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $5,574,595 and $5,571,012, respectively	$1,802,454	$1,914,568
Cash and cash equivalents	2,708,351	1,811,841
Cash held in escrow	333,713	476,444
Deferred costs, net of accumulated amortization of $0 and $0, respectively	8,426	41,035
Other assets	17,112	74,796

Total operating assets	4,870,056	4,318,684

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $15,163,826, respectively	-	6,142,284
Net assets held for sale	-	1,517,676
Total assets from discontinued operations	-	7,659,960

Total assets	$4,870,056	$11,978,644

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$6,720,688	$8,800,542
Accounts payable	58,670	172,282
Security deposit payable	56,592	68,432
Accrued interest	7,090,620	7,030,303
Due to local general partners and affiliates	124,689	589,883
Due to general partner and affiliates	1,802,416	1,836,255

Total operating liabilities	15,853,675	18,497,697

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	7,071,971
Net liabilities held for sale	-	11,466,393
Total liabilities from discontinued operations	-	18,538,364

Total liabilities	15,853,675	37,036,061

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(14,150,545)	(28,508,943)
General partner	3,623,018	3,474,109

Independence Tax Credit Plus L.P. II total	(10,527,527)	(25,034,834)

Noncontrolling interests	(456,092)	(22,583)

Total partners’ deficit	(10,983,619)	(25,057,417)

Total liabilities and partners’ (deficit) capital	$4,870,056	$11,978,644

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Revenues
Rental income	$197,428	$201,960	$389,797	$404,569
Other income	8,010	7,310	14,248	14,146

Total revenues	205,438	209,270	404,045	418,715

Expenses
General and administrative	86,351	77,320	184,680	182,514
General and administrative-related parties (Note 2)	29,600	94,527	47,739	145,010
Repairs and maintenance	58,700	46,761	97,958	96,733
Operating	25,248	19,343	52,249	54,389
Taxes	18,247	18,303	36,494	36,606
Insurance	8,850	9,000	17,700	18,000
Financial, principally interest	104,135	104,369	208,331	208,794
Depreciation and amortization	18,597	19,227	37,824	40,344

Total expenses from operations	349,728	388,850	682,975	782,390

Loss from operations	(144,290)	(179,580)	(278,930)	(363,675)
(Loss) income from discontinued operations	(47,837)	3,679,854	14,902,965	(781,461)

Net (loss) income	(192,127)	3,500,274	14,624,035	(1,145,136)

Net loss attributable to noncontrolling interests from operations	808	756	1,788	1,730
Net income attributable to noncontrolling interests from discontinued operations	(747,979)	(165,717)	(122,391)	(1,284,872)

Net income attributable to noncontrolling interests	(747,171)	(164,961)	(120,603)	(1,283,142)

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(939,298)	$3,335,313	$14,503,432	$(2,428,278)

Loss from operations – limited partners	(142,047)	(177,036)	(274,370)	(358,325)
(Loss) income from discontinued operations (including (loss) gain on sale of properties) – limited partners	(787,858)	3,478,996	14,632,768	(2,045,670)

Net (loss) income – limited partners	$(929,905)	$3,301,960	$14,358,398	$(2,403,995)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(2.41)	$(3.00)	$(4.66)	$(6.08)
(Loss) income from discontinued operations per weighted average BAC	(13.37)	59.03	248.32	(34.72)

Net (loss) income per weighted average BAC	$(15.78)	$56.03	$243.66	$(40.80)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2012	$(25,057,417)	$(28,508,943)	$3,474,109	$(22,583)

Net income	14,624,035	14,358,398	145,034	120,603

Contributions - write-off of related party debt	3,875	-	3,875	-

Distributions	(554,112)	-	-	(554,112)

Partners’ (deficit) capital – September 30, 2012	$(10,983,619)	$(14,150,545)	$3,623,018	$(456,092)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$14,624,035	$(1,145,136)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on sale of properties	(14,919,656)	466,090
Depreciation and amortization	71,066	666,908
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	667,595	(202,750)
Increase (decrease) in security deposit payable	5,213	(369)
Increase in accrued interest payable	416,518	723,144
Increase in cash held in escrow	(76,421)	(107,795)
Decrease (increase) in other assets	87,887	(569,311)
Decrease in due to local general partners and affiliates	-	(14,194)
Decrease in due to general partner and affiliates	-	(225,017)

Total adjustments	(13,747,798)	736,706

Net cash provided by (used in) operating activities	876,237	(408,430)

Cash flows from investing activities:
Proceeds from sale of properties	141,885	1,481,329
Costs paid relating to sale of properties	(20,000)	-
Improvements to property and equipment	(87,199)	-
Increase in cash held in escrow	(21,229)	(78,142)

Net cash provided by investing activities	13,457	1,403,187

Cash flows from financing activities:
Principal payments of mortgage notes	(130,018)	(246,888)

Net cash used in financing activities	(130,018)	(246,888)

Net increase in cash and cash equivalents	759,676	747,869
Cash and cash equivalents at beginning of period	1,948,675	1,479,226
Cash and cash equivalents at end of period*	$2,708,351	$2,227,095

Summarized below are the components of the (gain) loss on sale of properties:
Proceeds from sale of properties – net	$(121,885)	$(1,481,329)
Property and equipment, net of accumulated depreciation	6,271,632	8,560,347
Deferred costs	72,307	3,790
Other assets	148,662	352,612
Cash held in escrow	1,401,559	472,903
Accounts payable and other liabilities	(1,343,643)	184,528
Due to general partners and affiliates	(72,839)	(70,000)
Due to local general partners and affiliates	(471,642)	(207,540)
Mortgage payable	(9,021,807)	(5,635,393)
Accrued interest	(11,142,386)	(1,641,401)
Security deposits payable	(89,377)	(122,427)
Contribution - General Partner	-	50,000
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(550,237)	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $(747,000), $(165,000), $(121,000) and $(1,283,000) for the three and six months ended September 30, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2012, the results of its operations for the three and six months ended September 30, 2012 and 2011 and its cash flows for the six months ended September 30, 2012 and 2011. However, the operating results and cash flows for the six months ended September 30, 2012 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In June 2012, the FASB issued under Accounting Standards update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  The objective of these amendments in this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories.  The amendments are effective for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The adoption of this accounting standard will not have a material effect on the Partnership’s condensed consolidated financial statements.

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

The costs incurred to related parties from operations for the three and six months ended September 30, 2012 and 2011 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Partnership management fees (a)	$(14,000)	$39,176	$(24,229)	$34,929
Expense reimbursement (b)	28,341	39,337	42,159	78,674
Local administrative fee (c)	1,250	1,250	2,500	2,500
Total general and administrative - General Partner	15,591	79,763	20,430	116,103

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,009	14,764	27,309	28,907
Total general and administrative-related parties	$29,600	$94,527	$47,739	$145,010

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Local administrative fees (c)	$-	$4,625	$-	$9,250

Total general and administrative – General Partner	-	4,625	-	9,250

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	7,453	52,242	16,911	122,428

Total general and administrative-related parties	$7,453	$56,867	$16,911	$131,678

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). During the current period, the Partnership adjusted its accrued partnership management fees for excess local administrative fees received from sold properties. Partnership management fees owed to the General Partner amounting to approximately $1,683,000 and $1,707,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $42,000 and $14,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of September 30, 2012 and March 31, 2012, the subsidiary partnerships owed approximately $78,000 and $148,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

As of September 30, 2012 and March 31, 2012, the Partnership owed $0 and $6,000, respectively, to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at September 30, 2012 and March 31, 2012 consists of the following:

	September 30,	March 31,
	2012	2012

Operating advances	$4,689	$4,689
Construction costs payable	120,000	382,200
Loans payable to local general partner and affiliates (a)	-	202,994

	$124,689	$589,883

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

Due to local general partners and affiliates at September 30, 2012 and March 31, 2012 included in the discontinued liabilities consists of the following:

	September 30,	March 31,
	2012	2012

Management and other operating advances	$-	$6,448

	$-	$6,448

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

	At September 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,720,688	$2,473,851	$15,872,513	$8,796,945

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. During the six months ended September 30, 2012, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of September 30, 2012, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On June 28, 2012, the Partnership sold its limited partnership interest in Greene Avenue to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,354,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,374,000, costs related to sale of approximately $20,000 and the $10 cash received from the sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $7,000 was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $2,361,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 22, 2012, the property and the related assets and liabilities of Clear Horizons Limited Partnership (“Clear Horizons”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $978,396 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,122,000. The sale resulted in a gain of approximately $1,035,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately ($56,000) was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $979,000.

On May 1, 2012, the Partnership sold its limited partnership interest in United Germano-Millgate Limited Partnership (“United Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. The sale resulted in a gain of approximately $11,568,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $11,426,000 and the $141,875 cash received from the sale, which was recorded during the quarter ended June 30, 2012. An adjustment to the gain of approximately $12,000 was recorded during the quarter ended September 30, 2012, resulting in an overall gain of approximately $11,580,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

September 30, 2012

(Unaudited)

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of September 30, 2012, there were no assets classified as discontinued operations on the consolidated balance sheets. As of March 31, 2012, United-Germano and Clear Horizons, which were classified as assets held for sale, were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	September 30,	March 31,
	2012	2012

Assets
Property and equipment – less accumulated depreciation of $0 and $15,163,826, respectively	$-	$6,142,284
Cash and cash equivalents	-	136,834
Cash held in escrow	-	1,161,178
Deferred costs, net of accumulated amortization of $0 and $27,694, respectively	-	40,799
Other assets	-	178,865
Total assets	$-	$7,659,960

Liabilities
Mortgage notes payable	$-	$7,071,971
Accounts payable	-	562,436
Accrued interest payable	-	10,786,185
Security deposit payable	-	72,324
Due to local general partners and affiliates	-	6,448
Due to general partners and affiliates	-	39,000
Total liabilities	$-	$18,538,364

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations. For the three and six months ended September 30, 2012, Greene Avenue, Clear Horizons and United Germano, which were sold during the period, were all classified as discontinued operations in the consolidated statements of operations. For the three and six months ended September 30, 2011, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Mansion Court, Winding Ridge and Paradise Arms, which were sold during the six months ended September 30, 2011, and Clear Horizons, United Germano and Greene Avenue, in order to present comparable results to the six months ended September 30, 2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011*	2012	2011*

Revenues

Rental income	$542,153	$1,673,373	$1,750,489	$3,674,820
Other	3,495	2,891	9,455	18,348
(Loss) gain on sale of properties (Note 4)	(37,606)	3,750,577	14,919,656	(466,090)

Total revenue	508,042	5,426,841	16,679,600	3,227,078

Expenses
General and administrative	217,722	516,333	652,936	1,076,580
General and administrative-related parties (Note 2)	7,453	56,867	16,911	131,678
Repairs and maintenance	131,333	357,923	446,489	821,085
Operating and other	82,340	154,594	227,556	403,385
Taxes	17,260	118,774	64,664	242,796
Insurance	17,582	60,647	56,023	130,664
Interest	78,490	167,614	278,814	575,787
Depreciation and amortization	3,699	314,235	33,242	626,564

Total expenses	555,879	1,746,987	1,776,635	4,008,539

(Loss) income from discontinued operations	$(47,837)	$3,679,854	$14,902,965	$(781,461)

Noncontrolling interest in income of subsidiaries from discontinued operations	(747,979)	(165,717)	(122,391)	(1,284,872)

(Loss) income from discontinued operation – Independence Tax Credit Plus LP II	$(795,816)	$3,514,137	$14,780,574	$(2,066,333)

(Loss) income – limited partners from discontinued operations	$(787,858)	$3,478,996	$14,632,768	$(2,045,670)

Number of BACs outstanding	58,928	58,928	58,928	58,928

(Loss) income from discontinued operations per BAC	$(13.37)	$59.03	$248.32	$(34.72)

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2012	2011*

Net cash provided by (used in) operating activities	$422,360	$(1,495,806)
Net cash provided by investing activities	$209,703	$1,202,946
Net cash provided by (used in) financing activities	$638,027	$(46,422)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At September 30, 2012, the Partnership’s liabilities exceeded assets by $10,983,619 and for the six months ended September 30, 2012, had net income of $14,624,035, including gain on sale of properties of $14,919,656. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,683,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

All of the mortgage payable balance of $6,720,688 and the accrued interest payable balance of $7,090,620 are of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of disposing of its remaining investments. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in the respective Local Partnership.

The Partnership has working capital reserves of approximately $2,594,000 at September 30, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $83,000 for the six months ended September 30, 2012.

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

Property management fees incurred by the Local Partnerships amounted to $50,631, $150,222, $152,298 and $314,326 for the three and six months ended September 30, 2012 and 2011, respectively. Of these fees $21,462, $67,006, $44,220 and $151,335 were earned by affiliates of the Local General Partners for the three and six months ended September 30, 2012 and 2011, respectively, which included $7,453, $52,242, $16,911 and $122,428 of fees relating to discontinued operations for the three and six months ended September 30, 2012 and 2011, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of all of its investments. During the six months ended September 30, 2012, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of September 30, 2012, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $9,000 for both periods. In addition, during the six months ended September 30, 2012 and 2011, the amounts of distributions and proceeds from sales were approximately $1,120,000 and $1,481,000, respectively.

During the six months ended September 30, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $760,000. This increase was due to net cash provided by operating activities ($876,000) and net proceeds from sale of properties ($142,000), which exceeded costs paid relating to sale of properties ($20,000), improvements to property and equipment ($87,000), an increase in cash held in escrow relating to investing activities ($21,000) and principal payments of mortgage notes ($130,000). Included in the adjustment to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $71,000 and gain on sale of properties of approximately $14,920,000.

Total expenses from operations for the three and six months ended September 30, 2012 and 2011 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $197,396, $170,727, $389,081 and $388,242, respectively.

Accounts payable from operations as of September 30, 2012 and March 31, 2012 were $58,670 and $172,282, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations totaled $0 and $562,436 as of September 30, 2012 and March 31, 2012, respectively. Accrued interest payable from operations as of September 30, 2012 and March 31, 2012 was $7,090,620 and $7,030,303, respectively. Accrued interest payable from discontinued operations totaled $0 and $10,786,185 as of September 30, 2012 and March 31, 2012, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership.

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

The Partnership has an unconsolidated working capital reserve of approximately $2,594,000 at September 30, 2012.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,683,000 and $1,707,000 were accrued and unpaid as of September 30, 2012 and March 31, 2012, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets. During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.

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

	At September 30, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,720,688	$2,473,851	$15,872,513	$8,796,945

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of September 30, 2012.

During the six months ended September 30, 2012, the Partnership has not recorded any loss on impairment of assets. Through September 30, 2012, the Partnership has recorded approximately $30,147,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2012 and 2011 consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased approximately 2% and 4% for the three and six months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011 primarily due to a slight decrease in the occupancy rate at one Local Partnership.

Total expenses from operations, excluding general and administrative – related parties and repairs and maintenance, remained fairly consistent with an increase of approximately 6% and a decrease of approximately 1% for the three and six months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011.

General and administrative-related parties’ expenses decreased approximately $65,000 and $97,000 for the three and six months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expenses increased approximately $12,000 for the three months ended September 30, 2012, as compared to the corresponding period in 2011 primarily due to an increase in security and flooring expenses at one Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	November 13, 2012			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 13, 2012			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 19 -