Form 10-Q
period 2012-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2013-02-13
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to ______

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $5,593,822 and $5,571,012, respectively	$1,783,227	$1,914,568
Cash and cash equivalents	2,692,232	1,811,841
Cash held in escrow	260,355	476,444
Deferred costs, net of accumulated amortization of $0 and $0, respectively	8,426	41,035
Other assets	94,047	74,796

Total operating assets	4,838,287	4,318,684

Assets from discontinued operations (Note 5)
Property and equipment held for sale, net of accumulated depreciation of $0 and $15,163,826, respectively	-	6,142,284
Net assets held for sale	-	1,517,676
Total assets from discontinued operations	-	7,659,960

Total assets	$4,838,287	$11,978,644

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$6,716,857	$8,800,542
Accounts payable	70,372	172,282
Security deposit payable	58,187	68,432
Accrued interest payable	7,190,484	7,030,303
Due to local general partners and affiliates	124,689	589,883
Due to general partner and affiliates	1,895,690	1,836,255

Total operating liabilities	16,056,279	18,497,697

Liabilities from discontinued operations (Note 5)
Mortgage notes payable of assets held for sale	-	7,071,971
Net liabilities held for sale	-	11,466,393
Total liabilities from discontinued operations	-	18,538,364

Total liabilities	16,056,279	37,036,061

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(14,381,522)	(28,508,943)
General partner	3,620,685	3,474,109

Independence Tax Credit Plus L.P. II total	(10,760,837)	(25,034,834)

Noncontrolling interests	(457,155)	(22,583)

Total partners’ deficit	(11,217,992)	(25,057,417)

Total liabilities and partners’ (deficit) capital	$4,838,287	$11,978,644

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 *	2012	2011 *

Revenues
Rental income	$200,840	$203,103	$590,637	$607,672
Other income	8,626	6,416	22,874	20,562

Total revenues	209,466	209,519	613,511	628,234

Expenses
General and administrative	70,101	117,423	254,780	299,936
General and administrative-related parties (Note 2)	107,596	80,919	155,336	225,930
Repairs and maintenance	96,147	66,543	194,105	163,276
Operating	19,595	26,186	71,844	80,575
Taxes	18,247	18,247	54,741	54,853
Insurance	8,850	9,764	26,550	27,764
Financial, principally interest	104,076	104,312	312,407	313,106
Depreciation and amortization	19,227	17,338	57,051	57,682

Total expenses from operations	443,839	440,732	1,126,814	1,223,122

Loss from operations	(234,373)	(231,213)	(513,303)	(594,888)
Income from discontinued operations	-	2,412,171	14,902,965	1,630,710

Net (loss) income	(234,373)	2,180,958	14,389,662	1,035,822

Net loss attributable to noncontrolling interests from operations	1,063	963	2,851	2,693
Net income attributable to noncontrolling interests from discontinued operations	-	(32,234)	(122,391)	(1,317,106)

Net loss (income) attributable to noncontrolling interests	1,063	(31,271)	(119,540)	(1,314,413)

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(233,310)	$2,149,687	$14,270,122	$(278,591)

Loss from operations – limited partners	(230,977)	(227,947)	(505,347)	(586,273)
Income from discontinued operations (including gain on sale of properties) – limited partners	-	2,356,137	14,632,768	310,468

Net (loss) income – limited partners	$(230,977)	$2,128,190	$14,127,421	$(275,805)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(3.92)	$(3.86)	$(8.58)	$(9.95)
Income from discontinued operations per weighted average BAC	-	39.98	248.32	5.27

Net (loss) income per weighted average BAC	$(3.92)	$36.12	$239.74	$(4.68)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2012	$(25,057,417)	$(28,508,943)	$3,474,109	$(22,583)

Net income	14,389,662	14,127,421	142,701	119,540

Contributions - write-off of related party debt	3,875	-	3,875	-

Distributions	(554,112)	-	-	(554,112)

Partners’ (deficit) capital – December 31, 2012	$(11,217,992)	$(14,381,522)	$3,620,685	$(457,155)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$14,389,662	$1,035,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of properties	(14,919,656)	(2,217,179)
Depreciation and amortization	90,293	940,453
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	679,296	(393,111)
Increase (decrease) in security deposit payable	6,808	(300)
Increase in accrued interest payable	516,382	1,075,453
Decrease (increase) in cash held in escrow	6,153	(128,160)
Decrease (increase) in other assets	10,952	(543,592)
Increase in due to local general partners and affiliates	-	28,875
Increase (decrease) in due to general partner and affiliates	93,274	(162,022)

Total adjustments	(13,516,498)	(1,399,583)

Net cash provided by (used in) operating activities	873,164	(363,761)

Cash flows from investing activities:
Proceeds from sale of properties	141,885	1,481,329
Costs paid relating to sale of properties	(20,000)	-
Improvements to property and equipment	(87,199)	-
Increase in cash held in escrow	(30,445)	(138,720)

Net cash provided by investing activities	4,241	1,342,609

Cash flows from financing activities:
Principal payments of mortgage notes	(133,848)	(367,191)

Net cash used in financing activities	(133,848)	(367,191)

Net increase in cash and cash equivalents	743,557	611,657
Cash and cash equivalents at beginning of period	1,948,675	1,479,226
Cash and cash equivalents at end of period*	$2,692,232	$2,090,883

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(121,885)	$(1,481,329)
Property and equipment, net of accumulated depreciation	6,271,632	8,631,864
Deferred costs	72,307	12,522
Other assets	148,662	409,618
Cash held in escrow	1,401,559	746,486
Accounts payable and other liabilities	(1,343,643)	168,488
Due to general partners and affiliates	(72,839)	(108,750)
Due to local general partners and affiliates	(471,642)	(394,655)
Mortgage payable	(9,021,807)	(8,179,742)
Accrued interest payble	(11,142,386)	(1,953,342)
Security deposits payable	(89,377)	(147,089)
Contribution - General Partner	-	78,750
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(550,237)	-

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $177,071, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and four other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit. As of December 31, 2012, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s audited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

In accordance with FASB Accounting Standards Codification (“ASC”) Topic 810, Noncontrolling Interests in Consolidated Financial Statements (“ASC 810”), income attributable to noncontrolling interests amounted to approximately $1,000, $(31,000), $(120,000) and $(1,314,000) for the three and nine months ended December 31, 2012 and 2011, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2012, the results of its operations for the three and nine months ended December 31, 2012 and 2011 and its cash flows for the nine months ended December 31, 2012 and 2011. However, the operating results and cash flows for the nine months ended December 31, 2012 may not be indicative of the results for the entire year.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 *	2012	2011 *

Partnership management fees (a)	$87,375	$41,500	$63,146	$76,429
Expense reimbursement (b)	4,649	23,630	46,809	102,305
Local administrative fee (c)	1,250	1,250	3,750	3,750
Total general and administrative - General Partner	93,274	66,380	113,705	182,484

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,322	14,539	41,631	43,446
Total general and administrative-related parties	$107,596	$80,919	$155,336	$225,930

* Reclassified for comparative purposes.

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 *	2012	2011 *

Local administrative fees (c)	$-	$2,750	$-	$12,000

Total general and administrative – General Partner	-	2,750	-	12,000

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	-	16,956	16,911	139,384

Total general and administrative-related parties	$-	$19,706	$16,911	$151,384

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,770,000 and $1,707,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $47,000 and $14,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of December 31, 2012 and March 31, 2012, the subsidiary partnerships owed approximately $79,000 and $148,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2012 and March 31, 2012, the Partnership owed $0 and $6,000, respectively, to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at December 31, 2012 and March 31, 2012 consists of the following:

	December 31,	March 31,
	2012	2012

Operating advances	$4,689	$4,689
Construction costs payable	120,000	382,200
Loans payable to local general partner and affiliates (a)	-	202,994

	$124,689	$589,883

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

Due to local general partners and affiliates at December 31, 2012 and March 31, 2012 included in the discontinued liabilities consists of the following:

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

	At December 31, 2012		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,716,857	$2,783,487	$15,872,513	$8,796,945

For the mortgage notes, fair value is calculated using present value cash flow models based on a discount rate. Centerline has not been active in the Tender Option Bond market, through which these bonds have been securitized in the past. To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business. The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. During the nine months ended December 31, 2012, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of December 31, 2012, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

December 31, 2012

(Unaudited)

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of December 31, 2012, there were no assets classified as discontinued operations on the consolidated balance sheets. As of March 31, 2012, United-Germano and Clear Horizons, which were classified as assets held for sale, were classified as discontinued operations on the consolidated balance sheets.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations. For the three and nine months ended December 31, 2012, Greene Avenue, Clear Horizons and United Germano, which were sold during the period, were all classified as discontinued operations in the consolidated statements of operations. For the three and nine months ended December 31, 2011, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Mansion Court, Winding Ridge, Paradise Arms and Abraham Lincoln Court, which were sold during the nine months ended December 31, 2011, and Clear Horizons, United Germano and Greene Avenue, in order to present comparable results to the nine months ended December 31, 2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011 *	2012	2011 *

Revenues

Rental income	$-	$1,296,524	$1,750,489	$4,971,344
Other	-	19,944	9,455	38,292
Gain on sale of properties (Note 4)	-	2,683,269	14,919,656	2,217,179

Total revenue	-	3,999,737	16,679,600	7,226,815

Expenses
General and administrative	-	535,369	652,936	1,611,949
General and administrative-related parties (Note 2)	-	19,706	16,911	151,384
Repairs and maintenance	-	313,067	446,489	1,134,152
Operating and other	-	109,176	227,556	512,561
Taxes	-	63,735	64,664	306,531
Insurance	-	51,489	56,023	182,153
Interest	-	238,817	278,814	814,604
Depreciation and amortization	-	256,207	33,242	882,771

Total expenses	-	1,587,566	1,776,635	5,596,105

Income from discontinued operations	$-	$2,412,171	$14,902,965	$1,630,710

Noncontrolling interest in income of subsidiaries from discontinued operations	-	(32,234)	(122,391)	(1,317,106)

Income from discontinued operation – Independence Tax Credit Plus LP II	$-	$2,379,937	$14,780,574	$313,604

Income – limited partners from discontinued operations	$-	$2,356,137	$14,632,768	$310,468

Number of BACs outstanding	58,928	58,928	58,928	58,928

Income from discontinued operations per BAC	$-	$39.98	$248.32	$5.27

* Reclassified for comparative purposes.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2012	2011 *

Net cash provided by (used in) operating activities	$422,360	$(1,623,730)
Net cash provided by investing activities	$209,703	$1,183,937
Net cash provided by (used in) financing activities	$638,027	$(17,318)

* Reclassified for comparative purposes.

NOTE 6 – Commitments and Contingencies

a)	Going Concern Consideration

At December 31, 2012, the Partnership’s liabilities exceeded assets by $11,217,992 and for the nine months ended December 31, 2012, had net income of $14,389,662, including gain on sale of properties of $14,919,656. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,770,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,716,857 and the accrued interest payable balance of $7,190,484 are of a nonrecourse nature and secured by the property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has working capital reserves of approximately $2,567,000 at December 31, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $120,000 for the nine months ended December 31, 2012.

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

Cash distributions from the remaining Local Partnership to the Partnership are restricted by the provisions of the agreement of limited partnership of the Local Partnership and/or the U.S. Department of Housing and Urban Development.

d)	Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $14,322, $108,255, $166,620 and $422,581 for the three and nine months ended December 31, 2012 and 2011, respectively. Of these fees $14,322, $31,495, $58,542 and $182,830 were earned by affiliates of the Local General Partners for the three and nine months ended December 31, 2012 and 2011, respectively, which included $0, $16,956, $16,911 and $139,384 of fees relating to discontinued operations for the three and nine months ended December 31, 2012 and 2011, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

(Unaudited)

e)	Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally. There are also substantial risks associated with owning properties receiving government assistance; for example, the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner’s equity contribution. The Partnership cannot sell or substantially liquidate its remaining investment during the period that the subsidy agreement is in existence without HUD’s approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contract expires.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of all of its investments. During the nine months ended December 31, 2012, the Partnership sold its limited partnership interest in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of December 31, 2012, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2012 and 2011, the amounts received from operations of the Local Partnerships were approximately $9,000 for both periods. In addition, during the nine months ended December 31, 2012 and 2011, the amounts of distributions and proceeds from sales were approximately $1,120,000 and $1,481,000, respectively.

During the nine months ended December 31, 2012, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $744,000. This increase was due to net cash provided by operating activities ($873,000) and net proceeds from sale of properties ($142,000), which exceeded costs paid relating to sale of properties ($20,000), improvements to property and equipment ($87,000), an increase in cash held in escrow relating to investing activities ($30,000) and principal payments of mortgage notes ($134,000). Included in the adjustment to reconcile the net income to net cash provided by operating activities is depreciation and amortization of approximately $90,000 and gain on sale of properties of approximately $14,920,000.

Total expenses from operations for the three and nine months ended December 31, 2012 and 2011 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $212,940, $238,163, $602,020 and $626,404, respectively.

Accounts payable from operations as of December 31, 2012 and March 31, 2012 were $70,372 and $172,282, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations totaled $0 and $562,436 as of December 31, 2012 and March 31, 2012, respectively. Accrued interest payable from operations as of December 31, 2012 and March 31, 2012 was $7,190,484 and $7,030,303, respectively. Accrued interest payable from discontinued operations totaled $0 and $10,786,185 as of December 31, 2012 and March 31, 2012, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans. The secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,567,000 at December 31, 2012. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At December 31, 2012, the Partnership’s liabilities exceeded assets by $11,217,992 and for the nine months ended December 31, 2012, had net income of $14,389,662, including gain on sale of properties of $14,919,656. However, because 1) the provisions of the secondary loans defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,770,000 and $1,707,000 were accrued and unpaid as of December 31, 2012 and March 31, 2012, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets. During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves. See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates. The General Partner does not anticipate making any future advances of operating funds to the remaining Local Partnership in which the Partnership has invested. Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in such Local Partnership. The Partnership’s ability to continue its operations would not be affected.

Based on the foregoing, the Partnership’s going concern consideration is mitigated by factors as discussed in Note 6a in Item 1.

Since the maximum loss the Partnership would be liable for is its net investment in its remaining subsidiary partnership, the resolution of any contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of December 31, 2012.

During the nine months ended December 31, 2012, the Partnership has not recorded any loss on impairment of assets. Through December 31, 2012, the Partnership has recorded approximately $30,147,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2012 and 2011 consisted primarily of the results of the Partnership’s investment in Local Partnerships. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased approximately 1% and 3% for the three and nine months ended December 31, 2012, respectively, as compared to the corresponding periods in 2011 primarily due to a slight decrease in the occupancy rate at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, general and administrative – related parties and repairs and maintenance, remained fairly consistent with an increase of approximately 3% and 2% for the three and nine months ended December 31, 2012, respectively, as compared to the corresponding periods in 2011.

General and administrative expenses decreased approximately $47,000 and $45,000 for the three and nine months ended December 31, 2012, respectively, as compared to the corresponding periods in 2011 primarily due to a reduction in legal expenses pertaining to sale of properties at the Partnership level as well as a decrease in payroll and payroll related expenses at the remaining Local Partnership.

General and administrative–related parties’ expenses increased approximately $27,000 and decreased approximately $71,000 for the three and nine months ended December 31, 2012, respectively, as compared to the corresponding periods in 2011. The three months increase is primarily due to an adjustment during the current period for partnership management fees at the Partnership level. The nine months decrease is primarily due to an overall decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expenses increased approximately $30,000 and $31,000 for the three and nine months ended December 31, 2012, respectively, as compared to the corresponding periods in 2011 primarily due to an increase in heating and cooling expenses at the remaining Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2012, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. - None

Item 5.	Other Information. - None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	February 13, 2013			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	February 13, 2013			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 19 -