Form 10-K
period 2013-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2013-06-28
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2012 was ($14,151,000) based on Limited Partner equity (deficit) as of such date.

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). As of March 31, 2013, the Partnership has ownership interests in one remaining investment. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, all of which has been paid to the Local Partnerships. See Item 2. Properties below.

Investment Objectives/Government Incentives

The Partnership was formed to invest in Apartment Complexes that are eligible for the Tax Credit enacted in the Tax Reform Act of 1986. Some Apartment Complexes may also be eligible for Historic Tax Credits. The investment objectives of the Partnership are described below:

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

One of the Partnership’s objectives is to entitle qualified BACs holders to Tax Credits over the Credit Period. Each of the Local Partnerships in which the Partnership has acquired an interest has been allocated by the relevant state credit agencies the authority to recognize Tax Credits during the Credit Period provided that the Local Partnership satisfies the rent restriction, minimum set-aside and other requirements for recognition of the Tax Credits at all times during such period. Once a Local Partnership has become eligible to recognize Tax Credits, it may lose such eligibility and suffer an event of “recapture” if its Property fails to remain in compliance with the Tax Credit requirements during the 15-year period commencing at the beginning of the Credit Period (“Compliance Period”). At December 31, 2008, Mansion Court Associates was required to recapture $190,635 of low-income housing tax credits. All the Local Partnerships have completed their Credit Periods and Compliance Periods.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2013, the Partnership recorded approximately $1,759,000 as an aggregate loss on impairment of assets. Through March 31, 2013, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of assets.

While the value of the remaining Tax Credits are a factor in calculating fair value, the expiration of the Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

There can be no assurance that the Partnership will achieve its investment objectives as described above, and it is unlikely that the Partnership will meet objective 3, also as noted above.

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

Sale of Underlying Local Partnerships

The Partnership is in the process of disposing of all of its investments. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On June 28, 2012, the Partnership sold its limited partnership interest in Greene Avenue to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,354,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,374,000, costs related to sale of approximately $20,000 and the $10 cash received from the sale, which was recorded during the quarter ended June 30, 2012. Adjustments to the gain of approximately $7,000 and ($4,000) were recorded during the quarter ended September 30, 2012 and March 31, 2013, respectively, resulting in an overall gain of approximately $2,357,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 22, 2012, the property and the related assets and liabilities of Clear Horizons Limited Partnership (“Clear Horizons”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $978,396 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,122,000. The sale resulted in a gain of approximately $1,035,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012. Adjustments to the gain of approximately ($56,000) and ($3,000) were recorded during the quarter ended September 30, 2012 and March 31, 2013, resulting in an overall gain of approximately $976,000.

On May 1, 2012, the Partnership sold its limited partnership interest in United Germano-Millgate Limited Partnership (“United Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. The sale resulted in a gain of approximately $11,568,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $11,426,000 and the $141,875 cash received from the sale, which was recorded during the quarter ended June 30, 2012. Adjustments to the gain of approximately $12,000 and ($67,000) were recorded during the quarter ended September 30, 2012 and March 31, 2013, respectively, resulting in an overall gain of approximately $11,513,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

Item 1A.  Risk Factors.

Not applicable.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions. The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. The Partnership’s investment in the last remaining Local Partnership represents 98.99% of the partnership interest in such Local Partnership. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

		% of Units Occupied at May 1,
Name and Location	Date Acquired	2013	2012	2011	2010	2009

Lincoln Renaissance Reading, PA (52)	April 1993	(c)	(c)	90%	96%	94%

United Germano-Millgate Limited Partnership Chicago, IL (350) (d)	October 1993	(d)	95%	94%	90%	97%

Mansion Court Associates Philadelphia, PA (30)	November 1993	(c)	(c)	20%	26%	27%

Derby Run Associates, L.P. Hampton, VA (160)	February 1994	(b)	(b)	(b)	95%	98%

Renaissance Plaza ‘93 Associates , L.P. Baltimore, MD (95)	February 1994	96%	91%	90%	97%	98%

Tasker Village Associates Philadelphia, PA (28)	May 1994	(a)	(a)	(a)	(a)	96%

Martha Bryant Manor, L.P. Los Angeles, CA (77)	September 1994	(b)	(b)	(b)	94%	95%

Colden Oaks Limited Partnership Los Angeles, CA (38)	September 1994	(b)	(b)	(b)	100%	95%

Brynview Terrace, L.P. Los Angeles, CA (8)	September 1994	(b)	(b)	(b)	100%	100%

NLEDC, L.P. Los Angeles, CA (43)	September 1994	(c)	(c)	98%	100%	98%

Creative Choice Homes VI, Ltd. Miami, FL (102)	September 1994	(a)	(a)	(a)	(a)	98%

P&P Homes for the Elderly, L.P. Los Angeles, CA (107)	September 1994	(b)	(b)	(b)	95%	98%

Clear Horizons Limited Partnership Shreveport, LA (84)	December 1994	(e)	99%	96%	99%	94%

Neptune Venture, L.P. Neptune Township, NJ (99)	April 1995	(c)	(c)	99%	99%	100%

Affordable Greene Associates L.P. New York, NY (41)	April 1995	(d)	100%	100%	100%	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2013, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of June 24, 2013, the Partnership has approximately 3,420 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2013. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of its Offering in fifteen Local Partnerships, all of which has been paid. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2013, the Partnership did not make any advances to the Local Partnerships.

During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

Short-term

During the year ended March 31, 2013, the Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2013 and 2012, the amounts received from operations of the Local Partnerships were approximately $9,000 and $5,000, respectively. Additionally, during the years ended March 31, 2013 and 2012, the amounts of distributions and proceeds from sale were approximately $1,120,000 and $1,481,000, respectively. The Partnership will not be able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $620,000. This increase was due to net cash provided by operating activities ($211,000), proceeds from sale of properties ($2,242,000) and a decrease in deferred costs ($2,000), which exceeded improvements to property and equipment ($121,000), principal payments of mortgage notes ($459,000), costs paid relating to sale of properties ($592,000), an increase in cash held in escrow relating to investing activities ($48,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($615,000). Included in the adjustment to reconcile the net income to cash provided by operating activities are depreciation and amortization of approximately ($85,000), gain on sale of properties of approximately ($14,846,000) and loss on impairment of assets of approximately ($1,759,000).

Total expenses for the years ended March 31, 2013 and 2012, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $799,612 and $850,182, respectively.

Accounts payable as of March 31, 2013 and 2012 were $79,117 and $172,282, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations totaled $0 and $562,436 as of March 31, 2013 and 2012, respectively. Accrued interest as of March 31, 2013 and 2012 was $7,299,826 and $7,030,303, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. Accrued interest payable from discontinued operations totaled $0 and $10,786,185 as of March 31, 2013 and 2012, respectively. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the respective Local Partnership) will be made from future refinancing or sales proceeds of the respective Local Partnerships. In addition, each Local Partnership’s mortgage notes are collateralized by the land and buildings of the respective Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,433,000 at March 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At March 31, 2013, the Partnership’s liabilities exceeded assets by $13,140,279 and for the year ended March 31, 2013, the Partnership had net income of $12,528,794, including gain on sale of properties of $14,845,849. However, because 1) the provisions of the secondary loan defers the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,713,000 and $1,707,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively and are included in Due to general partner and affiliates on the Consolidated Balance Sheets. During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a non-cash General Partner contribution of the same amount. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to general partner and affiliates are expected to be paid, if at all, from working capital reserves. See Note 8 in Item 8 for further discussion of amounts due to the General Partner and its affiliates. The General Partner does not anticipate making any future advances of operating funds to the remaining Local Partnership in which the Partnership has invested. Even if a situation arose where the General Partner and its affiliates needed to but were not able to make operating advances in the future due to lack of funds, the only impact on the Partnership would be that it would lose its investment in such Local Partnership. The Partnership’s ability to continue its operations would not be affected.

The Partnership’s liquidity considerations are discussed in Note 11a in Item 8.

Since the maximum loss the Partnership would be liable for is its net investment in its remaining subsidiary partnership, the resolution of any contingencies is not anticipated to impact future results of liquidity or financial condition of the Partnership.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted.

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 8 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

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

Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the Properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with ASC 360, Property, Plant and Equipment. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time, Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales) when the Property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of March 31, 2013.

During the year ended March 31, 2013, the Partnership recorded approximately $1,759,000 as an aggregate loss on impairment of assets or reduction to estimated fair value. Through March 31, 2013, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Recent Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Partnership evaluated the impact of adopting this standard and does not expect it to have a significant impact on its consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2013 and 2012 (the 2012 and 2011 Fiscal Years, respectively) excluding the results of its discontinued operations which are not reflected in the following discussion (see Item 8, Note 12).

The net income (loss) for the 2012 and 2011 Fiscal Years totaled $12,375,229 and ($1,577,436), respectively.

2012 vs. 2011

Rental income decreased by less than 1% for the 2012 Fiscal Year as compared to the 2011 Fiscal Year, primarily due to a decrease in occupancy at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, general and administrative – related parties, operating expenses and loss on impairment of assets, remained fairly consistent with an increase of approximately 2% for the 2012 Fiscal Year as compared to the 2011.

The Partnership recorded a loss on impairments from operations of approximately $1,759,000 and $1,016,000 during the 2012 and 2011 Fiscal Years, respectively (see Note 4, Item 8).

General and administrative-related party’s expenses decreased approximately $107,000 for the 2012 Fiscal Year as compared to the 2011 Fiscal Year, primarily due to a decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

General and administrative expenses decreased approximately $44,000 for the 2012 Fiscal Year as compared to the 2011 Fiscal Year, primarily due to a reduction in legal expenses pertaining to sale of properties at the Partnership level.

Operating expenses decreased approximately $19,000 for the 2012 Fiscal Year as compared to the 2011 Fiscal Year, primarily due to an overall decrease in utility expenses at the remaining Local Partnership.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

		Sequential Page

(a) 1.	Consolidated Financial Statements

	Report of Independent Registered Public Accounting Firm	12-25

	Consolidated Balance Sheets at March 31, 2013 and 2012	26

	Consolidated Statements of Operations for the Years Ended March 31, 2013 and 2012	27

	Consolidated Statements of Changes in Partners’ (Deficit) Capital for the Years Ended March 31, 2013 and 2012	28

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2012	29

	Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

(A Delaware Limited Partnership)

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in partners’ deficit, and cash flows for the years ended March 31, 2013 and 2012 (the 2012 and 2011 Fiscal Years), respectively. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements for three and eleven (Fiscal Years 2012 and 2011) subsidiary partnerships whose losses aggregated $10,389,320 and $2,603,676 for the years ended March 31, 2013 and 2012, and whose assets constituted 16% and 85% of the Partnership’s assets at March 31, 2013 and 2012, presented in the accompanying consolidated financial statements. The financial statements of three (Fiscal 2012) and eleven (Fiscal 2011) subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties. The financial statements of this subsidiary partnership were prepared assuming that they will continue as a going concern. The subsidiary partnerships’ net (loss) income aggregated $(2,149,741) (2011 Fiscal Year) and $1,751,205 (2012 Fiscal Year) and their assets aggregated $482,675 and $-0- at March 31, 2013 and 2012. Management’s plan in regard to this matter is also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE & MALTER CO. LLP
RAICH ENDE & MALTER CO. LLP

New York, New York
June 28, 2013

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

[Letterhead of Wieland & Company, Inc.]

INDEPENDENT AUDITOR'S REPORT

To the Partners

United - Germano - Millgate Limited Partnership

Report on the Financial Statements

We have audited the accompanying financial statements of United - Germano - Millgate Limited Partnership which comprise the balance sheet as of May 1, 2012, and the related statements of operations and partners' equity, and cash flows for the period January 1, 2012 to May 1, 2012, and the related notes to the financial statements

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States), and the standards applicable to financial audits contained in Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United - Germano - Millgate Limited Partnership as of May 1, 2012, and the results of its operations, changes in partners' equity, and cash flows for the period January 1, 2012 to May 1, 2012, in conformity with accounting principles generally accepted in the United States of America.

Other Matters

Other Information

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information in Schedules I, II and III on pages 11 and 12 is presented for purposes of additional analysis, and is not a required part of the financial statements.

The supplementary information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated, in all material respects, in relation to the financial statements as a whole.

/s/ Wieland & Company, Inc.
February 26, 2013
Batavia, Illinois

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

[COHNREZNICK LLP LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Renaissance Plaza 93 Associates, L.P.

Report on the Financial Statements

We have audited the accompanying financial statements of Renaissance Plaza 93 Associates, L.P., which comprise the balance sheet as of December 31, 2012, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America as established by the Auditing Standards Board (United States), in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), and in accordance with the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control.

Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

Report on Supplementary Information

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplementary information on pages 25 through 38 is presented for purposes of additional analysis as required by the Audit Guide issued by the Maryland Department of Housing and Community Development and is not a required part of the financial statements. Such information is the responsibility of the management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. That information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued a report, dated April 1, 2013 on our consideration of Renaissance Plaza 93 Associates, L.P’s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements, and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards in considering Renaissance Plaza 93 Associates, L.P’s internal control over the financial reporting and compliance.

/s/ CohnReznick LLP
Chicago, Illinois	Taxpayer Identification Number:
April 1, 2013	22-1478099
Lead Auditor: Nelson Gomez, CPA

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

[Letterhead of COHNREZNICK LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Clear Horizons Limited Partnership

We have audited the accompanying balance sheet of Clear Horizons Limited Partnership, HUD Project No. LA48E000007, as of June 21, 2012, and the related statements of operations, partners’ equity (deficit) and cash flows for the period January 1, 2012 through June 21, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clear Horizons Limited Partnership as of June 21, 2012, and the results of its operations, changes in partners’ equity (deficit), and its cash flows for the period January 1, 2012 through June 21, 2012, in conformity with the basis of accounting described in note 1.

As described in note 1 to the financial statements, the partnership’s financial statements have been prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (HUD). These prescribed practices are a comprehensive basis of accounting other than accounting principles accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report, dated April 25, 2013 on our consideration of Clear Horizons Limited Partnership’s internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. In accordance with Government Auditing Standards, we have also issued an opinion dated April 25, 2013, on Clear Horizons Limited Partnership’s compliance with certain provisions of laws, regulations, contracts and grant agreements, and applicable with certain transactions for certain non-major HUD-assisted program. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplementary information on pages 20 through 33 is presented for purposes of additional analysis as required by the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

/s/ CohnReznick LLP
Baltimore, Maryland	Taxpayer Identification Number:
April 25, 2013	22-1478099

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

/s/ D. F. O’Brien & Co.

Totowa, New Jersey

February 15, 2012

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012

ASSETS

Operating assets
Property and equipment net, less accumulated depreciation (Notes 2, 4 and 7)	$5,459	$1,914,568
Cash and cash equivalents(Notes 2, 3 and 11)	2,568,335	1,811,841
Cash held in escrow (Notes 3 and 5)	285,044	476,444
Deferred costs, less accumulated amortization (Notes 2 and 6)	8,426	41,035
Other assets	65,868	74,796

Total operating assets	2,933,132	4,318,684

Assets from discontinued operations (Note 12)
Property and equipment held for sale, net of accumulated depreciation(Note 4)	-	6,142,284
Net assets held for sale	-	1,517,676
Total assets from discontinued operations	-	7,659,960

Total assets	$2,933,132	$11,978,644

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable (Note 7)	$6,712,964	$8,800,542
Accounts payable	79,117	172,282
Security deposit payable	59,505	68,432
Accrued interest payable	7,299,826	7,030,303
Due to local general partners and affiliates (Note 8)	124,796	589,883
Due to general partner and affiliates (Note 8)	1,797,203	1,836,255

Total operating liabilities	16,073,411	18,497,697

Liabilities from discontinued operations (Note 12)
Mortgage notes payable of assets held for sale	-	7,071,971
Net liabilities held for sale	-	11,466,393
Total liabilities from discontinued operations	-	18,538,364

Total liabilities	16,073,411	37,036,061

Commitments and contingencies (Note 7, 8 and 11)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(16,257,466)	(28,508,943)
General partner	3,601,736	3,474,109

Independence Tax Credit Plus L.P. II total	(12,655,730)	(25,034,834)

Noncontrolling interests	(484,549)	(22,583)

Total partners’ deficit	(13,140,279)	(25,057,417)

Total liabilities and partners’ (deficit) capital	$2,933,132	$11,978,644

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012*

Revenues
Rental income	$793,612	$800,046
Other income	32,197	27,863

Total revenues	825,809	827,909

Expenses
General and administrative	343,823	388,053
General and administrative-related parties (Note 8)	192,537	299,412
Repairs and maintenance	260,009	243,662
Operating	91,335	109,853
Taxes	72,995	73,100
Insurance	31,450	35,514
Financial, principally interest	425,899	417,301
Depreciation and amortization	76,908	77,539
Loss on impairment of fixed assets	1,758,541	0

Total expenses from operations	3,253,497	1,644,434

Loss from operations	(2,427,688)	(816,525)
Income from discontinued operations	14,956,482	579,149

Net income (loss)	12,528,794	(237,376)

Net loss attributable to noncontrolling interests from operations	21,712	3,952
Net income attributable to noncontrolling interests from discontinued operations	(175,277)	(1,344,012)

Net income attributable to noncontrolling interests	(153,565)	(1,340,060)

Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$12,375,229	$(1,577,436)

Loss from operations – limited partners	(2,381,916)	(804,447)
Income (loss) from discontinued operations (including gain on sale of properties) – limited partners	14,633,393	(757,215)

Net income (loss) – limited partners	$12,251,477	$(1,561,662)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(40.42)	$(13.65)
Income (loss) from discontinued operations per weighted average BAC	248.33	(12.86)

Net income (loss) per weighted average BAC	$207.91	$(26.51)

* Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ EQUITY (DEFICIT)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2011	$(27,906,402)	$(26,947,281)	$278,863	$(1,237,984)
Net (loss) income	(237,376)	(1,561,662)	(15,774)	1,340,060
Distributions	(124,659)	-	-	(124,659)
Contributions – write-off of partnership management fees related to sold properties	3,130,116	-	3,130,116	-
Contributions – write-off of related party debt	80,904	-	80,904	-

Partners’ (deficit) equity – March 31, 2012	(25,057,417)	(28,508,943)	3,474,109	(22,583)
Net income	12,528,794	12,251,477	123,752	153,565
Distributions	(615,531)	-	-	(615,531)
Contributions – write-off of related party debt	3,875	-	3,875	-
Partners (deficit) equity – March 31, 2013	$(13,140,279)	$(16,257,466)	$3,601,736	$(484,549)

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

	Years Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$12,528,794	$(237,376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of properties	(14,845,849)	(2,548,259)
Depreciation and amortization	85,104	1,021,336
Loss on impairment of assets	1,758,541	1,016,000
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(64,553)	87,190
Increase (decrease) in security deposit payable	7,874	(498)
Increase in accrued interest payable	678,900	1,340,649
Decrease (increase) in cash held in escrow	53,269	(78,646)
Decrease (increase) in other assets	53,108	(114,605)
Increase in due to local general partners and affiliates	29,991	1,640
Decrease in due to general partner and affiliates	(74,177)	(173,854)

Total adjustments	(12,317,792)	550,953

Net cash provided by operating activities	211,002	313,577

Cash flows from investing activities:
Proceeds from sale of properties	2,241,885	5,000
Costs paid relating to sale of properties	(592,492)	-
Improvements to property and equipment	(120,738)	(460,604)
Increase in cash held in escrow	(48,039)	(188,394)

Net cash provided by (used in) investing activities	1,480,616	(643,998)

Cash flows from financing activities:
Principal payments of mortgage notes	(458,759)	(486,209)
Mortgage proceeds	-	1,500,000
Decrease (increase) in deferred cost	2,332	(55,262)
Decrease in due to local general partners and affiliates	-	(34,000)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(615,531)	(124,659)

Net cash (used in) provided by financing activities	(1,071,958)	799,870

Net increase in cash and cash equivalents	619,660	469,449
Cash and cash equivalents at beginning of year	1,948,675	1,479,226
Cash and cash equivalents at end of year *	$2,568,335	$1,948,675

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$158,961	$706,540

Supplemental disclosure of non-cash investing and financing activities:
Contribution from write-off of partnership management fee related to sold properties	$-	$3,130,116

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$(1,649,393)	$(5,000)
Decrease in Property and equipment, net of accumulated depreciation	6,053,594	8,644,793
Decrease in deferred costs	68,266	59,069
Decrease in other assets	134,685	252,391
Decrease in cash held in escrow	1,347,348	809,757
(Decrease) increase in accounts payable and other liabilities	(313,346)	31,377
Decrease in due to general partners and affiliates	(3,875)	(110,904)
Decrease in due to local general partners and affiliates	(501,526)	(394,655)
Decrease in mortgage note payable	(8,700,790)	(9,679,742)
Decrease in accrued interest payable	(11,195,562)	(2,090,696)
Decrease in security deposits payable	(89,125)	(145,553)
Contribution - General Partner	3,875	80,904

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $136,834, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the “Partnership”) was organized on February 11, 1992 and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Related Independence Associates Inc., a Delaware Corporation (“RIAI”). The ultimate parent of the General Partner is Centerline Holding Company (“Centerline”). For information on Centerline’s unaudited balance sheet for the most recent fiscal year, see http://sec.gov.

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may also be eligible for the historic rehabilitation tax credit.

The Partnership had originally acquired interests in fifteen subsidiary partnerships. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and four (2012 Fiscal Year) and twelve (2011 Fiscal Year) subsidiary partnerships, including those which have been sold during these periods, in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. As of March 31, 2013, the Partnership has ownership interests in one remaining investment. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary local partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

Income attributable to noncontrolling interests amounted to approximately $(154,000) and $(1,340,000) for the years ended March 31, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less. Cash held in escrow has various use restrictions and is not considered a cash equivalent.

d) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. The determination of asset impairment is a two-step process. First, management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis. If such estimates are below depreciated cost, management estimates fair value (using the fair market value based on comparative sales). The property is considered to be impaired when the depreciated cost exceeds estimated fair value.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2013.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2013	2012*

Interest	$26	$-
Other	32,171	27,863

Total other revenue	$32,197	$27,863

* Reclassified for comparative purposes.

Other revenues from discontinued operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2013	2012*

Interest	$642	$5,505
Other	13,099	49,373

Total other revenue	$13,741	$54,878

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

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years. As of and during the year ended March 31, 2012, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties. Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable. At March 31, 2013, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2009 forward.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

g) Recent Accounting Pronouncements

In February 2013, the FASB issued an Accounting Standards Update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Partnership evaluated the impact of adopting this standard and does not expect it to have a significant impact on its consolidated financial statements.

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

Accounts Payable and Other Liabilities

The carrying amounts approximate fair value due to their short-term nature.

Mortgage Notes Payable and Accrued Interest

The Partnership has categorized the fair value of financial assets and liabilities based upon the fair value hierarchy specified by ASC Topic 820, Fair Value Measurements (“ASC 820”). This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). This standard provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the Partnership’s own assumptions.

The estimated fair value of mortgage notes payable has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

	At March 31, 2013		At March 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,712,964	$2,827,743	$15,872,513	$8,796,945

Fair value for the mortgage notes have been estimated using Level 3 inputs.

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

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2013	2012	(Years)

Land	$686,616	$697,372	-
Building and improvements	4,862,007	6,657,042	10-40
Furniture and fixtures	69,885	131,166	5-10
	5,618,508	7,485,580
Less: Accumulated depreciation	(5,613,049)	(5,571,012)

	$5,459	$1,914,568

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

Depreciation expense for the years ended March 31, 2013 and 2012 amounted to $76,908 and $77,539, respectively.

The components of property and equipment from discontinued operations are as follows:

	March 31,		Estimated
			Useful Lives
	2013	2012	(Years)

Land	$-	$595,304	-
Building and improvements	-	20,558,555	15-40
Furniture and fixtures	-	152,251	3-10
	-	21,306,110
Less: Accumulated depreciation	-	(15,163,826)

	$-	$6,142,284

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Depreciation expenses for the discontinued property and equipment for the years ended March 31, 2013 and 2012 amounted to $5,878 and $939,227, respectively. During the year ended March 31, 2013, there was a decrease in accumulated depreciation on dispositions in the amount of $15,204,575.

Impairments

During the years ended March 31, 2013 and 2012, the Partnership performed a fair value analysis on all of its investments. Impairment of assets is a two-step process. First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis. If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales). Each Local Partnership must continue to comply with its Tax Credit requirements until the end of the Compliance Period in order to avoid recapture of the Tax Credits. Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value which resulted in $1,759,000 and $1,016,000 of losses on impairment for the years ended March 31, 2013 and 2012, respectively. Impairments have been estimated using Level 3 inputs

Impairments from operations recorded for the year ended March 31, 2013 were as follows:

Renaissance Plaza '93 Associates, LP	$1,758,541

$1,758,541

Impairments from discontinued operations recorded for the year ended March 31, 2012 is as follows:

Affordable Greene Associates, LP	$1,016,000

$1,016,000

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2013	2012

Real estate taxes, insurance and other	$80,469	$232,900
Reserve for replacements	147,751	177,558
Tenant security deposits	56,824	65,986

	$285,044	$476,444

Cash held in escrow from discontinued operations consists of the following:

	March 31,
	2013	2012

Real estate taxes, insurance and other	$-	$122,175
Reserve for replacements	-	932,346
Tenant security deposits	-	106,657

	$-	$1,161,178

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 6 – Deferred Costs

The components of deferred costs from operations and their periods of amortization are as follows:

	March 31,
	2013	2012	Period

Financing costs	$-	$7,332	*
Other	8,426	33,703	various
	8,426	41,035

	$8,426	$41,035

* Over the life of the related mortgages.

Amortization expense for the years ended March 31, 2013 and 2012, amounted to $0 for both years.

The components of deferred costs from discontinued operations and their periods of amortization are as follows:

	March 31,
	2013	2012	Period

Financing costs	$-	$68,493	*

	-	68,493
Less: Accumulated amortization	-	(27,694)

	$-	$40,799

* Over the life of the related mortgages.

Amortization expense from discontinued operations for the years ended March 31, 2013 and 2012 amounted to $2,318 and $4,570, respectively. During the year ended March 31, 2013, there was a decrease in deferred costs and accumulated amortization on dispositions in the amount of $101,102 and $30,012, respectively.

NOTE 7 – Mortgage Notes Payable

The mortgage notes from operations are payable in aggregate monthly installments of approximately $2,000, including principal and interest, at rates ranging from 6.22% to 6.33% per annum through the year 2024. The remaining subsidiary partnership’s mortgage note payable is collateralized by its land and buildings, and is without further recourse to the Partnership.

Accrued interest payable as of March 31, 2013 and 2012 was $7,299,826 and $7,030,303, respectively. Accrued interest payable from discontinued operations as of March 31, 2013 and 2012 was $0 and $10,786,185, respectively. Interest accrues on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership or through assumption by the buyer upon sale of the Partnership interest in such Local Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves and escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (see Note 5). Monthly deposits of approximately $3,000 from operations were made for replacement reserves.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

Annual principal payment requirements for mortgage notes from operations payable by the subsidiary partnership for each of the next five years and thereafter are as follows:

December 31,	Amount

2013	$14,103
2014	15,006
2015	15,966
2016	16,988
2017	18,076
Thereafter	6,632,825

$6,712,964

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A) Other Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2013 and 2012 were as follows:

	Years Ended March 31,
	2013	2012 *

Partnership management fees (a)	$79,896	$120,929
Expense reimbursement (b)	51,475	116,123
Local administrative fees (c)	5,000	5,000
Total general and administrative - General Partner	136,371	242,052

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	56,166	57,360
Total general and administrative-related parties	$192,537	$299,412

* Reclassified for comparative purposes.

Expenses incurred to related parties from discontinued operations for the years ended March 31, 2013 and 2012 were as follows:

	Years Ended March 31,
	2013	2012 *

Local administrative fees (c)	$-	$18,154

Total general and administrative – General Partner	-	18,154

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	15,391	142,058

Total general and administrative-related parties	$15,391	$160,212

* Reclassified for comparative purposes.

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,713,000 and $1,707,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. During the year ended March 31, 2012, management deemed the unpaid partnership management fees related to sold properties uncollectible and wrote off approximately $3,130,000, resulting in a noncash General Partner contribution of the same amount. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $5,000 and $14,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. Local administrative fee owed to Independence SLP L.P. amounting to approximately $79,000 and $148,000 were accrued and unpaid as of March 31, 2013 and 2012, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of March 31, 2013 and 2012, the Partnership owed approximately $0 and $6,000, respectively, to the Special Limited Partner for the fees it received from a Local Partnership on its behalf.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2013 and 2012 consists of the following:

	March 31,
	2013	2012

Operating advances	$4,796	$4,689
Construction costs payable	120,000	382,200
Loans payable to local general partner and affiliates (a)	-	202,994

	$124,796	$589,883

(a)	Affordable Greene associates, LP borrowed monies from affiliates of the Local general Partner while the building was being constructed. Interest was accrued at rates from 8% to 11% during the construction period. The loans are now due on demand and do not accrue interest. On June 28, 2012, the Partnership sold its limited partnership interest in Greene Avenue (See Note 10).

Due to local general partner and affiliates from discontinued operations consists of the following:

	March 31,
	2013	2012

Operating advances	$-	$6,448

	$-	$6,448

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 9 – Taxable Net Income

A reconciliation of the financial statement net income (loss) to the taxable net income for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2013	2012

Financial statement net income (loss)	$12,375,229	$(1,577,436)

Differences between depreciation and amortization expense records for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(440,576)	(990,237)

Differences between gain on sale of properties for financial reporting purposes and gain on sale for income tax purposes	(11,008,666)	7,233,883
Accrued interest not deductible for tax purposes until paid	-	771,143

Non-deductible loss on impairment of property	1,758,541	1,016,000

Write-off of Partnership management fees included in income for tax purposes	695,746	1,466,412

Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	(382,200)	1,334,722

Net income as shown on the income tax return for the calendar year ended	$2,998,074	$9,254,487

No provision for income taxes related to the operations of the Partnership has been included in the accompanying financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders. Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities. At March 31, 2013, the tax basis net assets exceeded the financial statement net assets by approximately $6,510,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. During the fiscal year ended March 31, 2013, the Partnership sold its limited partnership interests in two Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

On June 28, 2012, the Partnership sold its limited partnership interest in Greene Avenue to an affiliate of the Local General Partner for a sales price of $10. The sale resulted in a gain of approximately $2,354,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $2,374,000, costs related to sale of approximately $20,000 and the $10 cash received from the sale, which was recorded during the quarter ended June 30, 2012. Adjustments to the gain of approximately $7,000 and $(4,000) were recorded during the quarter ended September 30, 2012 and March 31, 2013, respectively, resulting in an overall gain of approximately $2,357,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On June 22, 2012, the property and the related assets and liabilities of Clear Horizons Limited Partnership (“Clear Horizons”) were sold to an unaffiliated third party purchaser for a sales price of $2,100,000. The Partnership received $978,396 as distributions from this sale after the repayment of the mortgages, other liabilities, closing costs and distributions to other partners of approximately $1,122,000. The sale resulted in a gain of approximately $1,035,000 resulting from the write-off of the deficit basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2012. Adjustments to the gain of approximately $(56,000) and $(3,000) were recorded during the quarter ended September 30, 2012 and March 31, 2013, resulting in an overall gain of approximately $976,000.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

On May 1, 2012, the Partnership sold its limited partnership interest in United Germano-Millgate Limited Partnership (“United Germano”) to an unaffiliated third party purchaser for a sales price of $141,875. The sale resulted in a gain of approximately $11,568,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $11,426,000 and the $141,875 cash received from the sale, which was recorded during the quarter ended June 30, 2012. Adjustments to the gain of approximately $12,000 and $(67,000) were recorded during the quarter ended September 30, 2012 and March 31, 2013, respectively, resulting in an overall gain of approximately $11,513,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $2,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

On June 30, 2011, the Partnership sold its limited partnership interest in Neptune Venture L.P. (“Winding Ridge”) to the Local General Partner for a sales price of $1,476,329. The Partnership received $1,476,329 as a distribution from this sale. The sale resulted in a loss of approximately $5,836,000 resulting from the write-off of the basis in the Local Partnership of the same amount at the date of sale, which was recorded during the quarter ended June 30, 2011. Adjustments to the loss of approximately $(96,000) and $98,000 were recorded during the quarters ended September 30, 2011 and March 31, 2012, respectively, resulting in an overall loss of approximately $5,834,000. In accordance with the partnership agreement of Winding Ridge, the Local General Partner was to be paid certain fees and distributions, based on the selling price, contingent upon the completion of a sale. These fees, amounting to $6,725,000, were based on the implied sales price of $8,201,828 as determined by an independent real estate service agency. No cash payments were made for these fees. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of $3,750 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

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

On March 31, 2011, the Partnership sold its limited partnership interest in Brynview Terrace, L.P. (“Brynview”) to the Local General Partner for a sales price of $2. The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale. The sale resulted in a gain of approximately $1,024,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $1,029,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011. An adjustment to the gain of approximately $(4,000) was recorded during the quarter ended June 30, 2011, resulting in an overall gain of approximately $1,020,000.

On March 31, 2011, the Partnership sold its limited partnership interest in Colden Oaks Limited Partnership (“Colden Oaks”) to an affiliate of the Local General Partner for a sales price of $2. The Partnership did not receive any cash from this sale and paid other liabilities of $5,000 in relation to the sale. The sale resulted in a gain of approximately $5,061,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $5,066,000 and the $5,000 cost incurred relating to the sale, which was recorded during the year ended March 31, 2011. Adjustments to the gain of approximately $7,000 and $(47,000) were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $5,021,000. In addition, the sale resulted in a noncash contribution to the Local Partnership from the General Partner of approximately $85,000 as a result of the write-off of fees owed by the Local Partnership to an affiliate of the General Partner.

On February 9, 2011, the Partnership sold its limited partnership interest in P&P Home for the Elderly, L.P. (“P&P”) to an unaffiliated third party purchaser for a sales price of $50,000. The Partnership received $79,363 (including a distribution from sale of $49,363) after the payment of other liabilities of approximately $20,000. The sale resulted in a gain of approximately $6,288,000 resulting from the write-off of the deficit basis in the Local Partnership of approximately $6,208,000 and the $79,363 cash received from the sale, which was recorded during the year ended March 31, 2011. Adjustments to the gain of approximately $(112,000) and $18,000 were recorded during the quarters ended June 30, 2011 and March 31, 2012, respectively, resulting in an overall gain of approximately $6,194,000.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 11 – Commitments and Contingencies

a)	Liquidity

At March 31, 2013, the Partnership’s liabilities exceeded assets by $13,140,279 and for the year then ended had net income of $ 12,528,794, including gain on sale of properties of $14,845,849 and loss on impairment of fixed assets of $1,758,541. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $1,713,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The entire mortgage payable balance of $6,712,964 and the accrued interest payable balance of $7,299,826 are of a nonrecourse nature and secured by the respective properties. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has working capital reserves of approximately $2,433,000 at March 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $140,000 for the year ended March 31, 2013.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). There were no uninsured cash and cash equivalent amounts at March 31, 2013.

c)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

d)	Property Management Fees

Property and incentive management fees incurred by the subsidiary partnerships amounted to $179,901 and $523,684 for the years ended March 31, 2013 and 2012, respectively. Of these fees $71,557 and $199,418 were earned by affiliates of the Local General Partners and $15,391 and $142,058 of fees relating to discontinued operations.

e)	Other

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

f)	Subsequent Events

We evaluated all subsequent events from the balance sheet date the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

NOTE 12 – Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale or were sold. As of March 31, 2013, there were no assets classified as discontinued operations on the consolidated balance sheets. As of March 31, 2012, United-Germano and Clear Horizons, which were classified as assets held for sale, were classified as discontinued operations on the consolidated balance sheets.

Consolidated Balance Sheets:

	March 31,	March 31,
	2013	2012

Assets

Property and equipment – less accumulated depreciation of $0 and $15,163,826, respectively	$-	$6,142,284
Cash and cash equivalents	-	136,834
Cash held in escrow	-	1,161,178
Deferred costs, net of accumulated amortization of $0 and $27,694, respectively	-	40,799
Other assets	-	178,865
Total assets	$-	$7,659,960

Liabilities
Mortgage notes payable	$-	$7,071,971
Accounts payable	-	562,436
Accrued interest payable	-	10,786,185
Security deposit payable	-	72,324
Due to local general partners and affiliates	-	6,448
Due to general partners and affiliates	-	39,000
Total liabilities	$-	$18,538,364

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations. For the year ended March 31, 2013, Greene Avenue, Clear Horizons and United Germano, which were sold during the period, were all classified as discontinued operations in the consolidated statements of operations. For the year ended March 31, 2012, Martha Bryant, P&P, Colden Oaks and Brynview, which were sold during the year ended March 31, 2011, Mansion Court, Winding Ridge, Paradise Arms and Abraham Lincoln Court, which were sold during the year ended March 31, 2012, and Clear Horizons, United Germano and Greene Avenue, in order to present comparable results to the year ended March 31, 2013, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Years Ended March 31,
	2013	2012 *

Revenues

Rental income	$1,827,393	$6,137,171
Other (Note 2)	13,741	54,878
Gain on sale of properties (Note 10)	14,845,849	2,548,259

Total revenue	16,686,983	8,740,308

Expenses
General and administrative	464,353	2,074,597
General and administrative-related parties (Note 8)	15,391	160,212
Repairs and maintenance	599,407	1,610,555
Operating and other	195,704	661,095
Taxes	65,850	376,240
Insurance	57,247	207,539
Interest	324,353	1,111,124
Depreciation and amortization	8,196	943,797
Loss on impairment of fixed assets	-	1,016,000

Total expenses	1,730,501	8,161,159

Income from discontinued operations	$14,956,482	$579,149

Noncontrolling interest in income of subsidiaries from discontinued operations	(175,277)	(1,344,012)

Income (loss) from discontinued operations – Independence Tax Credit Plus LP II	$14,781,205	$(764,863)

Income (loss) – limited partners from discontinued operations	$14,633,393	$(757,215)

Number of BACs outstanding	58,928	58,928

Income (loss) from discontinued operations per BAC	$248.33	$(12.86)

	Years Ended March 31,
	2013	2012 *
Cash flows from Discontinued Operations:
Net cash used in operating activities	$(1,237,563)	$(1,358,477)
Net cash provided by investing activities	$1,704,410	$165,137
Net cash (used in) provided by financing activities	$(237,102)	$1,365,156

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2013. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s evaluation under the COSO Framework, it has concluded that the Partnership’s internal control over financial reporting, was, as of March 31, 2013, (1) effective at the Partnership level, in that they provide reasonable assurance that information required to be disclosed by the Partnership in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) ineffective at the subsidiary level due to deficiencies that resulted in restatements on two subsidiaries’ financial statements (see Note 14 in Item 8). Management will attempt to cause the Local General Partners to remedy such deficiencies; however, the General Partner does not have control over the internal controls at the subsidiary level. These deficiencies were noted in prior years. Management has worked closely with the Local General Partner at each of these subsidiary Partnerships during the year (and will continue to do so going forward) to prevent such deficiencies.

(c) Changes in Internal Controls over Financial Reporting. During the year ended March 31, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ROBERT A. PACE, 40, is the Chief Financial Officer of RIAI and a Director of Centerline Capital Group (“Centerline”). Mr. Pace oversees the accounting operations of the General Partner, and is also responsible for overseeing the accounting operations of Centerline’s Affordable Housing Group. Mr. Pace joined Centerline’s predecessor in January of 2003 as an Assistant Controller. Prior to joining Centerline’s predecessor, Mr. Pace worked for KPMG in the financial services real estate group as an audit manager. He received a Bachelor of Science Degree from Wagner College in 1994 and is a Certified Public Accountant.

ROBERT L. LEVY, 47, is the President and Chief Executive Officer of RILLC and is also a managing trustee and President and Chief Operating Officer of Centerline. Mr. Levy was appointed as Chief Financial Officer of Centerline in November 2006 and stepped down from that position in May 2012. He was also appointed as President and Chief Operating Officer of Centerline in April 2010. He directs the day-to-day operations of Centerline and is also responsible for overseeing all of Centerline’s business and operations. Mr. Levy joined Centerline in November of 2001 as the Director of Capital Markets. From 1998 through 2001, he was a Vice President in the Real Estate Equity Research and Investment Banking Departments at Robertson Stephens, an investment banking firm in San Francisco. Prior to 1998, Mr. Levy was employed by Prudential Securities in the Real Estate Equity Research Group and at the Prudential Realty Group, the real estate investment arm of the Prudential Insurance Company. He received his Master’s in Business Administration from the Leonard N. Stern School of Business at New York University and his Bachelor of Arts from Northwestern University.

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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 24, 2013, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2)	7.6%

J. Michael Fried	4,453.20	(2) (3)	7.6%

Alan P. Hirmes	4,453.20	(2) (3)	7.6%

Stuart J. Boesky	4,453.20	(2) (3)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3)	7.6%

Denise L. Kiley	4,453.20	(2) (3)	7.6%

Robert A. Pace	-		-

Robert L. Levy	-		-

All executive officers of the general partner of the Related General Partner as a group (two persons)

(1)	The address for each of the persons in the table is 100 Church Street, New York, New York 10007.

(2)	Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”). All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of June 4, 2013, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual financial statements for the years ended March 31, 2013 and 2012 and for the reviews of the financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $63,000 and $64,500, respectively.

Audit – Related Fees

None.

Tax Fees

The aggregate tax fees billed by Raich Ende Malter & Co LLP and its affiliates for tax professional services of the Partnership for the year ended December 31, 2011 was $3,000.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	12-25

	Consolidated Balance Sheets at March 31, 2013 and 2012	26

	Consolidated Statements of Operations for the Years Ended March 31, 2013 and 2012	27

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2013 and 2012	28

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2013 and 2012	39

	Notes to Consolidated Financial Statements	30

(a) 2.	Consolidated Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	51

	Schedule I - Condensed Financial Information of Registrant	52

	Schedule III - Real Estate and Accumulated Depreciation	55

	All other schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	48

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2) +	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

+	Filed herewith.

Item 15.	Exhibits and Financial Statement Schedules (continued).

Subsidiaries of the Registrant (Exhibit 21).	Jurisdiction of Organization

Renaissance Plaza ‘93 Associates, L.P.	MD

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

		By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	June 28, 2013		By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	June 28, 2013		By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert A. Pace	Chief Financial Officer and Principal Accounting Officer of Independence Associates GP LLC.	June 28, 2013
Robert A. Pace

/s/ Robert L. Levy	President and Chief Executive Officer of Independence Associates GP LLC.	June 28, 2013
Robert L. Levy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 28, 2013 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2012 and 2011 Fiscal Years and Schedule III at March 31, 2013 and 2012. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11, the consolidated financial statements include the financial statements of one subsidiary partnership with significant uncertainties. The financial statements of this subsidiary partnership were prepared assuming that it will continue as a going concern. This subsidiary partnership net (loss) income aggregated $(2,149,741) (2012 Fiscal Year) and $1,751,205 (2011 Fiscal Year) and their assets aggregated $487,675 and $-0- at March 31, 2013 and 2012. Management’s plan in regard to this matter is also described in Note 11. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 28, 2013

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED BALANCE SHEETS

	March 31,
	2013	2012

ASSETS

Cash and cash equivalents	$2,433,225	$1,608,963
Investment in subsidiary partnerships	-	697,936
Other assets	11,773	33,703

Total assets	$2,444,998	$2,340,602

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$1,717,203	$1,727,255
Other liabilities	49,000	45,005

Total liabilities	1,766,203	1,772,260

Partners’ capital	678,795	568,342

Total liabilities and partners’ capital	$2,444,998	$2,340,602

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheet will differ from partners’ capital shown above.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2013	2012

Revenues

Other income	$-	$450

Expenses

Administrative and management	144,056	185,479
Administrative and management-related parties	131,371	237,052

Total expenses	275,427	422,531

Loss from operations	(275,427)	(422,081)

Gain on sale of investments in subsidiary partnerships	13,070,192	1,237,492

Equity in loss of subsidiary partnerships*	(12,684,312)	(8,247,264)

Net income (loss)	$110,453	$(7,431,853)

*	Includes suspended prior year losses of investments in accordance with the equity method of accounting amounting to $(12,970,397) and $(8,509,161) for the years ended March 31, 2013 and 2012, respectively.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$110,403	$(7,431,853)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of investments in subsidiary partnerships	(13,070,192)	(1,237,492)
Equity in loss of subsidiary partnerships	12,684,312	8,247,264
Increase in assets:
Other assets	(3,292)	(109,361)
(Decrease) increase in liabilities:
Due to general partners and affiliates	(10,052)	(191,758)
Other liabilities	3,995	(5,122)
Total adjustments	(395,229)	6,703,531

Net cash used in operating activities	(284,826)	(728,322)

Cash flows from investing activities:

Proceeds from sale of investments in subsidiary partnerships	121,885	5,000
Investment in subsidiary partnerships	-	6,000
Decrease in cash held in escrow	-	(6,000)
Net cash provided by investing activities	121,885	5,000

Cash flows from financing activities:

Distributions from subsidiary partnerships	987,203	1,481,541
Net cash provided by financing activities	987,203	1,481,541

Net increase in cash and cash equivalents	824,262	758,219

Cash and cash equivalents, beginning of year	1,608,963	850,744

Cash and cash equivalents, end of year	$2,433,225	$1,608,963

Significant noncash investing and financing activities:
Write-off of Partnership management fees related to sold properties	$-	$3,130,116

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2013

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period

				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Computed(a)(b)

Apartment Complexes

United Germano Millgate Limited Partnership
Chicago, IL (f)	$-	$580,000	$6,070,477	$(6,650,477)	$-	$-	$-	$-	1993-94	Oct. 1993	10-25
Lincoln Renaissance
Reading, PA (e)	-	-	5,240,173	(5,240,173)	-	-	-	-	1993-94	Apr. 1993	20-40
Mansion Court Associates
Philadelphia, PA (e)	-	19,072	3,224,984	(3,244,056)	-	-	-	-	1993-94	Nov. 1993	20-40
Derby Run Associates L.P.
Hampton, VA(d)	-	407,410	3,069,628	(3,477,038)	-	-	-	-	1994-95	Feb. 1994	27.5-40
Renaissance Plaza Assoc.
Baltimore, MD	6,712,964	684,255	9,840,170	(4,905,917)	686,616	4,931,892	5,618,508	5,613,049	1994-95	Feb. 1994	27.5
Tasker Village
Philadelphia, PA(c)	-	18,235	-	(18,235)	-	-	-	-	1994-95	May-94	40
Martha Bryant Manor, L.P.
Los Angeles, CA(d)	-	966,577	-	(966,577)	-	-	-	-	1994-95	Sept. 1994	15-27.5
Colden Oaks Limited Partnership
Los Angeles, CA(d)	-	922,790	-	(922,790)	-	-	-	-	1994-95	Sept. 1994	31
Brynview Terrace Limited Partnership
Los Angeles, CA(d)	-	175,943	-	(175,943)	-	-	-	-	1994-95	Sept. 1994	15-27.5
NLEDC, L.P.
Los Angeles, CA (e)	-	624,000	-	(624,000)	-	-	-	-	1994-95	Sept. 1994	27.5
Creative Choice Homes VI Ltd.
Miami, FL(c)	-	650,072	13,134	(663,206)	-	-	-	-	1994-95	Sept. 1994	40
P&P Homes for the Elderly, L.P.
Los Angeles, CA(d)	-	-	-	-	-	-	-	-	1994-95	Sept. 1994	30
Clear Horizons Limited Partnership
Shreveport, LA (g)	-	15,304	2,058,729	(2,074,033)	-	-	-	-	1994-95	Dec. 1994	27.5
Neptune Venture L.P.
Neptune Township, NJ (e)	-	460,631	10,151,873	(10,612,504)	-	-	-	-	1995-96	Apr. 1995	40
Affordable Greene Associates L.P.
New York, NY (f)	-	20,500	3,506,961	(3,527,461)	-	-	-	-	1995-96	May-95	27
Less: discontinued operations and dispositions		(4,860,534)	(33,335,959)	38,196,493

	$6,712,964	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,613,049

(a)	Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.
(b)	Personal property is depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 10 years.
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010.
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011.
(e)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012.
(f)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013.
(g)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2013

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2013	2012	2013	2012

Balance at beginning of period	$28,791,690	$49,502,655	$20,734,838	$31,228,848
Additions during period:
Improvements	120,738	460,604
Depreciation expense			82,786	1,016,766

Deductions during period:
Dispositions and impairments	(23,293,920)	(21,171,569)	(15,204,575)	(11,510,776)

Balance at close of period	$5,618,508	$28,791,690	$5,613,049	$20,734,838

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

- 56 -