Form 10-Q
period 2013-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2013-08-14
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $5,613,548 and $5,613,049, respectively	$-	$5,459
Cash and cash equivalents	2,579,937	2,568,335
Cash held in escrow	308,967	285,044
Deferred costs, net of accumulated amortization of $0 and $0, respectively	8,426	8,426
Other assets	47,107	65,868

Total assets	$2,944,437	$2,933,132

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$6,709,010	$6,712,964
Accounts payable	87,495	79,117
Security deposit payable	58,573	59,505
Accrued interest payable	7,401,115	7,299,826
Due to local general partners and affiliates	120,000	124,796
Due to general partner and affiliates	1,817,779	1,797,203

Total liabilities	16,193,972	16,073,411

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(16,364,976)	(16,257,466)
General partner	3,600,650	3,601,736

Independence Tax Credit Plus L.P. II total	(12,764,326)	(12,655,730)

Noncontrolling interests	(485,209)	(484,549)

Total partners’ deficit	(13,249,535)	(13,140,279)

Total liabilities and partners’ (deficit) capital	$2,944,437	$2,933,132

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Revenues
Rental income	$204,790	$192,369
Other income	8,651	6,238

Total revenues	213,441	198,607

Expenses
General and administrative	86,902	98,328
General and administrative-related parties (Note 2)	40,048	18,140
Repairs and maintenance	40,954	39,258
Operating	24,098	27,001
Taxes	18,269	18,247
Insurance	7,975	8,850
Financial, principally interest	103,952	104,196
Depreciation and amortization	499	19,227

Total expenses from operations	322,697	333,247

Loss from operations	(109,256)	(134,640)
Income from discontinued operations	-	14,950,802

Net (loss) income	(109,256)	14,816,162

Net loss attributable to noncontrolling interests from operations	660	981
Net loss attributable to noncontrolling interests from discontinued operations	-	625,587

Net loss attributable to noncontrolling interests	660	626,568

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(108,596)	$15,442,730

Loss from operations – limited partners	(107,510)	(132,322)
Income from discontinued operations (including gain on sale of properties) – limited partners	-	15,420,625

Net (loss) income – limited partners	$(107,510)	$15,288,303

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(1.82)	$(2.25)
Income from discontinued operations per weighted average BAC	-	261.69

Net (loss) income per weighted average BAC	$(1.82)	$259.44

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2013	$(13,140,279)	$(16,257,466)	$3,601,736	$(484,549)

Net loss	(109,256)	(107,510)	(1,086)	(660)

Partners’ (deficit) capital – June 30, 2013	$(13,249,535)	$(16,364,976)	$3,600,650	$(485,209)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(109,256)	$14,816,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of properties	-	(14,957,262)
Depreciation and amortization	499	48,770
Changes in operating assets and liabilities:
Increase in accounts payable	8,378	683,753
(Decrease) increase in security deposit payable	(932)	4,665
Increase in accrued interest payable	101,289	340,828
Increase in cash held in escrow	(14,707)	(36,024)
Decrease in other assets	18,761	63,395
Decrease in due to local general partners and affiliates	(4,796)	(2,448)
Increase (decrease) in due to general partner and affiliates	20,576	(8,980)

Total adjustments	129,068	(13,863,303)

Net cash provided by operating activities	19,812	952,859

Cash flows from investing activities:
Proceeds from sale of properties	-	141,885
Costs paid relating to sale of properties	-	(20,000)
Dispositions (improvements) to property and equipment	4,960	(87,199)
Increase in cash held in escrow	(9,216)	(44,818)

Net cash used in investing activities	(4,256)	(10,132)

Cash flows from financing activities:
Principal payments of mortgage notes	(3,954)	(117,371)

Net cash used in financing activities	(3,954)	(117,371)

Net increase in cash and cash equivalents	11,602	825,356
Cash and cash equivalents at beginning of period	2,568,335	1,948,675
Cash and cash equivalents at end of period*	$2,579,937	$2,774,031

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$-	$(121,885)
Property and equipment, net of accumulated depreciation	-	6,274,256
Deferred costs	-	72,752
Other assets	-	153,788
Cash held in escrow	-	1,303,757
Accounts payable and other liabilities	-	(1,291,475)
Due to general partners and affiliates	-	(73,000)
Due to local general partners and affiliates	-	(469,194)
Mortgage payable	-	(9,030,684)
Accrued interest payble	-	(11,140,963)
Security deposits payable	-	(89,377)
Contribution - General Partner	-	3,875
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	(549,112)

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $30,000, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and One other limited partnerships (“subsidiary partnerships”, “subsidiaries” or “Local Partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit. As of June 30, 2013, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s unaudited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

The loss attributable to noncontrolling interests amounted to approximately $1,000 and $627,000 for the three months ended June 30, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2013.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2013, the results of its operations for the three months ended June 30, 2013 and 2012 and its cash flows for the three months ended June 30, 2013 and 2012. However, the operating results and cash flows for the three months ended June 30, 2013 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The adoption of this standard did not have a significant impact on these consolidated financial statements.

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

The costs incurred to related parties from operations for the three months ended June 30, 2013 and 2012 were as follows:

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Partnership management fees (a)	$16,750	$(10,229)
Expense reimbursement (b)	7,243	13,819
Local administrative fee (c)	1,250	1,250
Total general and administrative - General Partner	25,243	4,840

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,805	13,300
Total general and administrative-related parties	$40,048	$18,140

The costs incurred to related parties from discontinued operations for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended
	June 30,
	2013	2012

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	$-	$9,458

Total general and administrative-related parties	$-	$9,458

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,729,000 and $1,713,000 were accrued and unpaid as of June 30, 2013 and March 31, 2013, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $7,000 and $5,000 were accrued and unpaid as of June 30, 2013 and March 31, 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of June 30, 2013 and March 31, 2013, the subsidiary partnerships owed approximately $81,000 and $79,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at June 30, 2013 and March 31, 2013 consists of the following:

	June 30,	March 31,
	2013	2013

Operating advances	$-	$4,796
Construction costs payable	120,000	120,000

	$120,000	$124,796

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

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:	Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level3:	Unobservable inputs that reflect the Partnership’s own assumptions.

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

	At June 30, 2013		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,709,010	$2,872,880	$6,712,964	$2,827,743

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

June 30, 2013

(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. As of June 30, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations. For the three months ended June 30, 2013, there were no properties classified as discontinued operations in the consolidated statements of operations. For the three months ended June 30, 2012, Greene Avenue, Clear Horizons and United Germano, which were sold during the three months ended June 30, 2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended
	June 30,
	2013	2012

Revenues

Rental income	$-	$1,208,336
Other	-	5,960
Gain on sale of properties (Note 4)	-	14,957,262

Total revenue	-	16,171,558

Expenses
General and administrative	-	435,214
General and administrative-related parties (Note 2)	-	9,458
Repairs and maintenance	-	315,156
Operating and other	-	145,216
Taxes	-	47,404
Insurance	-	38,441
Interest	-	200,324
Depreciation and amortization	-	29,543

Total expenses	-	1,220,756

Income from discontinued operations	$-	$14,950,802

Noncontrolling interest in loss of subsidiaries from discontinued operations	-	625,587

Income from discontinued operations – Independence Tax Credit Plus LP II	$-	$15,576,389

Income – limited partners from discontinued operations	$-	$15,420,625

Number of BACs outstanding	58,928	58,928

Income from discontinued operations per BAC	$-	$261.69

Cash Flows from Discontinued Operations:

	Three Months Ended
	June 30,
	2013	2012

Net cash provided by operating activities	$-	$1,158,518
Net cash provided by investing activities	$-	$217,483
Net cash provided by financing activities	$-	$641,904

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – Commitments and Contingencies

a)	Liquidity

At June 30, 2013, the Partnership’s liabilities exceeded assets by $13,249,535 and for the three months ended June 30, 2013, the Partnership had net loss of ($109,256). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,729,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,709,010 and the accrued interest payable balance of $7,401,115 are of a nonrecourse nature and secured by the property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has unconsolidated working capital reserves of approximately $2,409,000 at June 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $19,000 for the three months ended June 30, 2013.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various high quality credit institutions. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account. At times, the balances exceed the FDIC insurance limit.

c)	Cash Distributions

Cash distributions from the remaining Local Partnership to the Partnership are restricted by the provisions of the agreement of limited partnership of the Local Partnership and/or the U.S. Department of Housing and Urban Development.

d)	Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $14,805 and $101,667 for the three months ended June 30, 2013 and 2012, respectively. Of these fees $0 and $22,758 were earned by affiliates of the Local General Partners for the three months ended June 30, 2013 and 2012, respectively, which included $0 and $9,458 of fees relating to discontinued operations for the three months ended June 30, 2013 and 2012, respectively.

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

The Partnership evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of all of its investments. As of June 30, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the three months ended June 30, 2013 and 2012, the amounts received from operations of the Local Partnerships were approximately $0 and $9,000, respectively. In addition, during the three months ended June 30, 2013 and 2012, the amounts of distributions and proceeds from sales were approximately $0 and $1,094,000, respectively.

During the three months ended June 30, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $12,000. This increase was due to net cash provided by operating activities ($20,000) and dispositions of property and equipment ($5,000), offset by an increase in cash held in escrow relating to investing activities ($9,000) and principal payments of mortgage notes ($4,000).

Total expenses from operations for the three months ended June 30, 2013 and 2012 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $178,198 and $191,684, respectively.

Accounts payable from operations as of June 30, 2013 and March 31, 2013 were $87,495 and $79,117, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of June 30, 2013 and March 31, 2013 was $7,401,115 and $7,299,826, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans. The secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and is without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,409,000 at June 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At June 30, 2013, the Partnership’s liabilities exceeded assets by $13,249,535 and for the three months ended June 30, 2013, had net loss of ($109,256). However, because 1) the provisions of the secondary loan defers the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,729,000 and $1,713,000 were accrued and unpaid as of June 30, 2013 and March 31, 2013, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

The Partnership’s liquidity considerations are discussed in Note 6a in Item 1.

Since the maximum loss the Partnership would be liable for is its net investment in its remaining subsidiary partnership, the resolution of any contingencies is not anticipated to impact future liquidity or the financial condition of the Partnership in a material way.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2013.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of June 30, 2013.

During the three months ended June 30, 2013, the Partnership has not recorded any loss on impairment of assets. Through June 30, 2013, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2013 and 2012 consisted primarily of the results of the Partnership’s investment in the Local Partnership. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 6% for the three months ended June 30, 2013, as compared to the corresponding period in 2012 primarily due to a slight decrease in the vacancies at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, general and administrative – related parties and depreciation and amortization, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2013, as compared to the corresponding period in 2012.

General and administrative expenses decreased approximately $11,000 for the three months ended June 30, 2013, as compared to the corresponding period in 2012 primarily due to a reduction in legal expenses pertaining to sale of properties at the Partnership level.

General and administrative–related parties’ expenses increased approximately $22,000 for the three months ended June 30, 2013, as compared to the corresponding period in 2012 primarily due to an adjustment during the prior year for partnership management fees at the Partnership level.

Depreciation and amortization decreased approximately $19,000 for the three months ended June 30, 2013 as compared to the corresponding period in 2012, primarily due to reduction of the property and equipment as a result of a loss on impairment of asset recorded during the year ended March 31, 2013 at the remaining Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended June 30, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	August 14, 2013			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	August 14, 2013			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 16 -