Form 10-Q
period 2013-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2013-11-13
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______   to  _______

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $5,613,548 and $5,613,049, respectively	$-	$5,459
Cash and cash equivalents	2,424,129	2,568,335
Cash held in escrow	339,007	285,044
Deferred costs, net of accumulated amortization of $0 and $0, respectively	8,426	8,426
Other assets	40,673	65,868

Total assets	$2,812,235	$2,933,132

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$6,704,999	$6,712,964
Accounts payable	45,195	79,117
Security deposit payable	62,423	59,505
Accrued interest payable	7,425,849	7,299,826
Due to local general partners and affiliates	120,000	124,796
Due to general partner and affiliates	1,834,491	1,797,203

Total liabilities	16,192,957	16,073,411

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(16,494,089)	(16,257,466)
General partner	3,599,346	3,601,736

Independence Tax Credit Plus L.P. II total	(12,894,743)	(12,655,730)

Noncontrolling interests	(485,979)	(484,549)

Total partners’ deficit	(13,380,722)	(13,140,279)

Total liabilities and partners’ (deficit) capital	$2,812,235	$2,933,132

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Rental income	$209,671	$197,428	$414,461	$389,797
Other income	8,003	8,010	16,654	14,248

Total revenues	217,674	205,438	431,115	404,045

Expenses
General and administrative	83,639	86,351	170,541	184,680
General and administrative-related parties (Note 2)	38,996	29,600	79,044	47,739
Repairs and maintenance	66,980	58,700	107,934	97,958
Operating	29,143	25,248	53,241	52,249
Taxes	18,232	18,247	36,501	36,494
Insurance	7,975	8,850	15,950	17,700
Financial, principally interest	103,896	104,135	207,848	208,331
Depreciation and amortization	-	18,597	499	37,824

Total expenses from operations	348,861	349,728	671,558	682,975

Loss from operations	(131,187)	(144,290)	(240,443)	(278,930)
(Loss) income from discontinued operations	-	(47,837)	-	14,902,965

Net (loss) income	(131,187)	(192,127)	(240,443)	14,624,035

Net loss attributable to noncontrolling interests from operations	770	808	1,430	1,788
Net income attributable to noncontrolling interests from discontinued operations	-	(747,979)	-	(122,391)

Net loss (income) attributable to noncontrolling interests	770	(747,171)	1,430	(120,603)

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(130,417)	$(939,298)	$(239,013)	$14,503,432

Loss from operations – limited partners	(129,113)	(142,047)	(236,623)	(274,370)
(Loss) income from discontinued operations (including gain on sale of properties) – limited partners	-	(787,858)	-	14,632,768

Net (loss) income – limited partners	$(129,113)	$(929,905)	$(236,623)	$14,358,398

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(2.20)	$(2.41)	$(4.02)	$(4.66)
(Loss) income from discontinued operations per weighted average BAC	-	(13.37)	-	248.32

Net (loss) income per weighted average BAC	$(2.20)	$(15.78)	$(4.02)	$243.66

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ (Deficit) Capital
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2013	$(13,140,279)	$(16,257,466)	$3,601,736	$(484,549)

Net loss	(240,443)	(236,623)	(2,390)	(1,430)

Partners’ (deficit) capital – September 30, 2013	$(13,380,722)	$(16,494,089)	$3,599,346	$(485,979)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(240,443)	$14,624,035
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of properties	-	(14,919,656)
Depreciation and amortization	499	71,066
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(33,922)	667,595
Increase in security deposit payable	2,918	5,213
Increase in accrued interest payable	126,023	416,518
Increase in cash held in escrow	(35,530)	(76,421)
Decrease in other assets	25,195	87,887
Decrease in due to local general partners and affiliates	(4,796)	-
Increase in due to general partner and affiliates	37,288	-

Total adjustments	117,675	(13,747,798)

Net cash (used in) provided by operating activities	(122,768)	876,237

Cash flows from investing activities:
Proceeds from sale of properties	-	141,885
Costs paid relating to sale of properties	-	(20,000)
Dispositions (improvements) to property and equipment	4,960	(87,199)
Increase in cash held in escrow	(18,433)	(21,229)

Net cash (used in) provided by investing activities	(13,473)	13,457

Cash flows from financing activities:
Principal payments of mortgage notes	(7,965)	(130,018)

Net cash used in financing activities	(7,965)	(130,018)

Net (decrease) increase in cash and cash equivalents	(144,206)	759,676
Cash and cash equivalents at beginning of period	2,568,335	1,948,675
Cash and cash equivalents at end of period*	$2,424,129	$2,708,351

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$-	$(121,885)
Property and equipment, net of accumulated depreciation	-	6,271,632
Deferred costs	-	72,307
Other assets	-	148,662
Cash held in escrow	-	1,401,559
Accounts payable and other liabilities	-	(1,343,643)
Due to general partners and affiliates	-	(72,839)
Due to local general partners and affiliates	-	(471,642)
Mortgage payable	-	(9,021,807)
Accrued interest payable	-	(11,142,386)
Security deposits payable	-	(89,377)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	(550,237)

* Cash and cash equivalents at end of period, includes cash and cash equivalents from discontinued operations of $0 and $0, respectively.

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit. As of September 30, 2013, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which is managed by an affiliate of Centerline Holding Company (“Centerline”), which is the ultimate parent of the manager of the general partner of the General Partner. For information on Centerline’s unaudited balance sheet for the most recent fiscal year, see http://sec.gov. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30th. All subsidiaries have fiscal quarters ending June 30th. Accounts of the subsidiaries have been adjusted for intercompany transactions from July 1st through September 30th. The Partnership’s fiscal quarter ends September 30th in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The loss (income) attributable to noncontrolling interests amounted to approximately $1,000 and $(747,000) and $1,000 and $(121,000) for the three and six months ended September 30, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2013, the results of its operations for the three and six months ended September 30, 2013 and 2012 and its cash flows for the six months ended September 30, 2013 and 2012. However, the operating results and cash flows for the six months ended September 30, 2013 may not be indicative of the results for the entire year.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the three and six months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Partnership management fees (a)	$16,750	$(14,000)	$33,500	$(24,229)
Expense reimbursement (b)	5,955	28,341	13,198	42,159
Local administrative fee (c)	1,250	1,250	2,500	2,500
Total general and administrative - General Partner	23,955	15,591	49,198	20,430

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	15,041	14,009	29,846	27,309
Total general and administrative-related parties	$38,996	$29,600	$79,044	$47,739

The costs incurred to related parties from discontinued operations for the three and six months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	$-	$7,453	$-	$16,911

Total general and administrative-related parties	$-	$7,453	$-	$16,911

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,746,000 and $1,713,000 were accrued and unpaid as of September 30, 2013 and March 31, 2013, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $6,000 and $5,000 were accrued and unpaid as of September 30, 2013 and March 31, 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of September 30, 2013 and March 31, 2013, the subsidiary partnerships owed approximately $82,000 and $79,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at September 30, 2013 and March 31, 2013 consists of the following:

	September 30,	March 31,
	2013	2013

Operating advances	$-	$4,796
Construction costs payable	120,000	120,000

	$120,000	$124,796

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

	At September 30, 2013		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,704,999	$2,918,918	$6,712,964	$2,827,743

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Fair value for the mortgage notes have been estimated using Level 3 inputs.

For the mortgage notes, fair value is estimated using Level 3 inputs and calculated using present value cash flow models based on a discount rate. Centerline has not been active in the tender option bond market, through which these bonds have been securitized in the past. To assist in valuing these notes, the Partnership held separate discussions with various third party investment banks who are leaders in the municipal bond business. The discussions produced assumptions that were based on market conditions as well as the credit quality of the underlying property partnerships, which held the mortgage notes, to determine what discount rates to utilize.

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. As of September 30, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations. For the three and six months ended September 30, 2013, there were no properties classified as discontinued operations in the consolidated statements of operations. For the three and six months ended September 30, 2012, Greene Avenue, Clear Horizons and United Germano, which were sold during the quarter ended September 30, 2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues

Rental income	$-	$542,153	$-	$1,750,489
Other	-	3,495	-	9,455
(Loss) gain on sale of properties (Note 4)	-	(37,606)	-	14,919,656

Total revenue	-	508,042	-	16,679,600

Expenses
General and administrative	-	217,722	-	652,936
General and administrative-related parties (Note 2)	-	7,453	-	16,911
Repairs and maintenance	-	131,333	-	446,489
Operating and other	-	82,340	-	227,556
Taxes	-	17,260	-	64,664
Insurance	-	17,582	-	56,023
Interest	-	78,490	-	278,814
Depreciation and amortization	-	3,699	-	33,242

Total expenses	-	555,879	-	1,776,635

(Loss) income from discontinued operations	$-	$(47,837)	$-	$14,902,965

Noncontrolling interest in income of subsidiaries from discontinued operations	-	(747,979)	-	(122,391)

(Loss) income from discontinued operation – Independence Tax Credit Plus LP II	$-	$(795,816)	$-	$14,780,574

(Loss) income – limited partners from discontinued operations	$-	$(787,858)	$-	$14,632,768

Number of BACs outstanding	58,928	58,928	58,928	58,928

(Loss) income from discontinued operations per BAC	$-	$(13.37)	$-	$248.32

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

Cash Flows from Discontinued Operations:

	Six Months Ended
	September 30,
	2013	2012

Net cash provided by operating activities	$-	$422,360
Net cash provided by investing activities	$-	$209,703
Net cash provided by financing activities	$-	$638,027

NOTE 6 – Commitments and Contingencies

a)	Liquidity

At September 30, 2013, the Partnership’s liabilities exceeded assets by $13,380,722 and for the six months ended September 30, 2013, the Partnership had net loss of ($240,443). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,746,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,704,999 and the accrued interest payable balance of $7,425,849 are of a nonrecourse nature and secured by the property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has unconsolidated working capital reserves of approximately $2,330,000 at September 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $52,000 for the six months ended September 30, 2013.

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

September 30, 2013

(Unaudited)

d)	Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $15,041 and $50,631 and $29,846 and $152,298 for the three and six months ended September 30, 2013 and 2012, respectively. Of these fees $15,041 and $21,462 and $29,846 and $44,220 were earned by affiliates of the Local General Partners for the three and six months ended September 30, 2013 and 2012, respectively, which included $0 and $7,453 and $0 and $16,911 of fees relating to discontinued operations for the three and six months ended September 30, 2013 and 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of all of its investments. As of September 30, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the six months ended September 30, 2013 and 2012, the amounts received from operations of the Local Partnerships were approximately $0 and $9,000, respectively. In addition, during the six months ended September 30, 2013 and 2012, the amounts of distributions and proceeds from sales were approximately $0 and $1,120,000, respectively.

During the six months ended September 30, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $144,000. This decrease was due to net cash used in operating activities ($123,000), an increase in cash held in escrow relating to investing activities ($18,000) and principal payments of mortgage notes ($8,000), offset by an increase in dispositions of property and equipment ($5,000).

Total expenses from operations for the three and six months ended September 30, 2013 and 2012 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $205,969 and $197,396 and $384,167 and $389,081, respectively.

Accounts payable from operations as of September 30, 2013 and March 31, 2013 were $45,195 and $79,117, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of September 30, 2013 and March 31, 2013 was $7,425,849 and $7,299,826, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans. The secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,330,000 at September 30, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At September 30, 2013, the Partnership’s liabilities exceeded assets by $13,380,722 and for the six months ended September 30, 2013, had net loss of ($240,443). However, because 1) the provisions of the secondary loan defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,746,000 and $1,713,000 were accrued and unpaid as of September 30, 2013 and March 31, 2013, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of September 30, 2013.

During the six months ended September 30, 2013, the Partnership has not recorded any loss on impairment of assets. Through September 30, 2013, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes. Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them. The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31st.

Results of Operations

The Partnership’s results of operations for the three and six months ended September 30, 2013 and 2012 consisted primarily of the results of the Partnership’s investment in its last remaining Local Partnership. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 6% for the three and six months ended September 30, 2013 as compared to the corresponding periods in 2012, primarily due to a slight decrease in the vacancies at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative – related parties and depreciation and amortization, remained fairly consistent with an increase of approximately 2% and a decrease of approximately 1% for the three and six months ended September 30, 2013 as compared to the corresponding periods in 2012.

General and administrative–related parties’ expenses increased approximately $9,000 and $31,000 for the three and six months ended September 30, 2013 as compared to the corresponding periods in 2012, primarily due to an adjustment during the prior year for partnership management fees at the Partnership level.

Depreciation and amortization decreased approximately $19,000 and $37,000 for the three and six months ended September 30, 2013 as compared to the corresponding periods in 2012, primarily due to reduction of the property and equipment as a result of a loss on impairment of asset recorded during the year ended March 31, 2013 at the remaining Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended September 30, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

			By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	November 13, 2013			By:	/s/ Robert A. Pace
Robert A. Pace
Chief Financial Officer and Principal Accounting Officer

Date:	November 13, 2013			By:	/s/ Robert L. Levy
Robert L. Levy
President and Chief Executive Officer

- 16 -