Form 10-Q
period 2013-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2014-02-19
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	March 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS

Operating assets
Property and equipment at cost, net of accumulated depreciation of $5,613,548 and $5,613,049, respectively	$-	$5,459
Cash and cash equivalents	2,435,487	2,568,335
Cash held in escrow	277,620	285,044
Deferred costs, net of accumulated amortization of $0 and $0, respectively	8,426	8,426
Other assets	81,818	65,868

Total assets	$2,803,351	$2,933,132

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL

Liabilities
Mortgage notes payable	$6,700,917	$6,712,964
Accounts payable	53,297	79,117
Security deposit payable	60,848	59,505
Accrued interest payable	7,525,713	7,299,826
Due to local general partners and affiliates	120,000	124,796
Due to general partner and affiliates	1,853,851	1,797,203

Total liabilities	16,314,626	16,073,411

Commitments and contingencies (Note 6)

Partners’ (deficit) capital
Limited partners (58,928 BACs issued and outstanding)	(16,622,508)	(16,257,466)
General partner	3,598,049	3,601,736

Independence Tax Credit Plus L.P. II total	(13,024,459)	(12,655,730)

Noncontrolling interests	(486,816)	(484,549)

Total partners’ deficit	(13,511,275)	(13,140,279)

Total liabilities and partners’ (deficit) capital	$2,803,351	$2,933,132

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues
Rental income	$203,426	$200,840	$617,887	$590,637
Other income	7,318	8,626	23,972	22,874

Total revenues	210,744	209,466	641,859	613,511

Expenses
General and administrative	95,871	70,101	266,413	254,780
General and administrative-related parties (Note 2)	39,118	107,596	118,161	155,336
Repairs and maintenance	53,542	96,147	161,476	194,105
Operating	22,997	19,595	76,238	71,844
Taxes	18,094	18,247	54,595	54,741
Insurance	7,850	8,850	23,800	26,550
Financial, principally interest	103,825	104,076	311,673	312,407
Depreciation and amortization	-	19,227	499	57,051

Total expenses from operations	341,297	443,839	1,012,855	1,126,814

Loss from operations	(130,553)	(234,373)	(370,996)	(513,303)
Income from discontinued operations	-	-	-	14,902,965

Net (loss) income	(130,553)	(234,373)	(370,996)	14,389,662

Net loss attributable to noncontrolling interests from operations	837	1,063	2,267	2,851
Net income attributable to noncontrolling interests from discontinued operations	-	-	-	(122,391)

Net loss (income) attributable to noncontrolling interests	837	1,063	2,267	(119,540)

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(129,716)	$(233,310)	$(368,729)	$14,270,122

Loss from operations – limited partners	(128,419)	(230,977)	(365,042)	(505,347)
Income from discontinued operations (including gain on sale of properties) – limited partners	-	-	-	14,632,768

Net (loss) income – limited partners	$(128,419)	$(230,977)	$(365,042)	$14,127,421

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(2.17)	$(3.92)	$(6.19)	$(8.58)
Income from discontinued operations per weighted average BAC	-	-	-	248.32

Net (loss) income per weighted average BAC	$(2.17)	$(3.92)	$(6.19)	$239.74

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ (Deficit) Capital

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) capital – April 1, 2013	$(13,140,279)	$(16,257,466)	$3,601,736	$(484,549)

Net loss	(370,996)	(365,042)	(3,687)	(2,267)

Partners’ (deficit) capital – December 31, 2013	$(13,511,275)	$(16,622,508)	$3,598,049	$(486,816)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(370,996)	$14,389,662
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on sale of properties	-	(14,919,656)
Depreciation and amortization	499	90,293
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(25,820)	679,296
Increase in security deposit payable	1,343	6,808
Increase in accrued interest payable	225,887	516,382
Decrease in cash held in escrow	8,640	6,153
(Increase) decrease in other assets	(15,950)	10,952
Decrease in due to local general partners and affiliates	(4,796)	-
Increase in due to general partner and affiliates	56,648	93,274

Total adjustments	246,451	(13,516,498)

Net cash (used in) provided by operating activities	(124,545)	873,164

Cash flows from investing activities:
Proceeds from sale of properties	-	141,885
Costs paid relating to sale of properties	-	(20,000)
Dispositions (improvements) to property and equipment	4,960	(87,199)
Increase in cash held in escrow	(1,216)	(30,445)

Net cash provided by investing activities	3,744	4,241

Cash flows from financing activities:
Principal payments of mortgage notes	(12,047)	(133,848)

Net cash used in financing activities	(12,047)	(133,848)

Net (decrease) increase in cash and cash equivalents	(132,848)	743,557
Cash and cash equivalents at beginning of period	2,568,335	1,948,675
Cash and cash equivalents at end of period	$2,435,487	$2,692,232

Summarized below are the components of the gain on sale of properties:
Proceeds from sale of properties – net	$-	$(121,885)
Property and equipment, net of accumulated depreciation	-	6,271,632
Deferred costs	-	72,307
Other assets	-	148,662
Cash held in escrow	-	1,401,559
Accounts payable and other liabilities	-	(1,343,643)
Due to general partners and affiliates	-	(72,839)
Due to local general partners and affiliates	-	(471,642)
Mortgage payable	-	(9,021,807)
Accrued interest payable	-	(11,142,386)
Security deposits payable	-	(89,377)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	-	(550,237)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

NOTE 1 – General

The consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit. As of December 31, 2013, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”), which was managed by an affiliate of Centerline Holding Company (“Centerline”). On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division affiliate of Hunt. Hunt is the ultimate parent of the manager of the general partner of the General Partner. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-Q. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31st. All subsidiaries have fiscal quarters ending September 30th. Accounts of the subsidiaries have been adjusted for intercompany transactions from October 1st through December 31st. The Partnership’s fiscal quarter ends December 31st in order to allow adequate time for the subsidiaries’ financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The loss (income) attributable to noncontrolling interests amounted to approximately $1,000 and $1,000 and $2,000 and $(120,000) for the three and nine months ended December 31, 2013 and 2012, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2013, the results of its operations for the three and nine months ended December 31, 2013 and 2012 and its cash flows for the nine months ended December 31, 2013 and 2012. However, the operating results and cash flows for the nine months ended December 31, 2013 may not be indicative of the results for the entire year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The adoption of this standard had no impact on the Partnership’s consolidated financial statements.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

A) Other Related Party Expenses

The costs incurred to related parties from operations for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Partnership management fees (a)	$16,750	$87,375	$50,250	$63,146
Expense reimbursement (b)	5,955	4,649	19,152	46,809
Local administrative fee (c)	1,250	1,250	3,750	3,750
Total general and administrative - General Partner	23,955	93,274	73,152	113,705

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	15,163	14,322	45,009	41,631
Total general and administrative-related parties	$39,118	$107,596	$118,161	$155,336

The costs incurred to related parties from discontinued operations for the three and nine months ended December 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	$-	$-	$-	$16,911

Total general and administrative-related parties	$-	$-	$-	$16,911

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,763,000 and $1,713,000 were accrued and unpaid as of December 31, 2013 and March 31, 2013, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $6,000 and $5,000 were accrued and unpaid as of December 31, 2013 and March 31, 2013, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of December 31, 2013 and March 31, 2013, the subsidiary partnerships owed approximately $84,000 and $79,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of December 31, 2013 and March 31, 2013, the Partnership owed $1,000 and $0, respectively, to the General Partner for expenses it paid on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at December 31, 2013 and March 31, 2013 consists of the following:

	December 31,	March 31,
	2013	2013

Operating advances	$-	$4,796
Construction costs payable	120,000	120,000

	$120,000	$124,796

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

	At December 31, 2013		At March 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,700,917	$2,965,875	$6,712,964	$2,827,743

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

December 31, 2013

(Unaudited)

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. As of December 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the results of operations of the Local Partnerships that were classified as discontinued operations in the consolidated statements of operations. For the three and nine months ended December 31, 2013, there were no properties classified as discontinued operations in the consolidated statements of operations. For the three and nine months ended December 31, 2012, Greene Avenue, Clear Horizons and United Germano, which were sold during the nine months ended December 31, 2012, were all classified as discontinued operations in the consolidated statements of operations.

Consolidated Statements of Discontinued Operations:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues

Rental income	$-	$-	$-	$1,750,489
Other	-	-	-	9,455
Gain on sale of properties (Note 4)	-	-	-	14,919,656

Total revenue	-	-	-	16,679,600

Expenses
General and administrative	-	-	-	652,936
General and administrative-related parties (Note 2)	-	-	-	16,911
Repairs and maintenance	-	-	-	446,489
Operating and other	-	-	-	227,556
Taxes	-	-	-	64,664
Insurance	-	-	-	56,023
Interest	-	-	-	278,814
Depreciation and amortization	-	-	-	33,242

Total expenses	-	-	-	1,776,635

Income from discontinued operations	$-	$-	$-	$14,902,965

Noncontrolling interest in income of subsidiaries from discontinued operations	-	-	-	(122,391)

Income from discontinued operation – Independence Tax Credit Plus LP II	$-	$-	$-	$14,780,574

Income – limited partners from discontinued operations	$-	$-	$-	$14,632,768

Number of BACs outstanding	58,928	58,928	58,928	58,928

Income from discontinued operations per BAC	$-	$-	$-	$248.32

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(Unaudited)

Cash Flows from Discontinued Operations:

	Nine Months Ended
	December 31,
	2013	2012

Net cash provided by operating activities	$-	$422,360
Net cash provided by investing activities	$-	$209,703
Net cash provided by financing activities	$-	$638,027

NOTE 6 – Commitments and Contingencies

a)	Liquidity

At December 31, 2013, the Partnership’s liabilities exceeded assets by $13,511,275 and for the nine months ended December 31, 2013, the Partnership had net loss of ($370,996). These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,763,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,700,917 and the accrued interest payable balance of $7,525,713 are of a nonrecourse nature and secured by the property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has unconsolidated working capital reserves of approximately $2,301,000 at December 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $77,000 for the nine months ended December 31, 2013.

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

Property management fees incurred by the Local Partnerships amounted to $15,163 and $14,322 and $45,009 and $166,620 for the three and nine months ended December 31, 2013 and 2012, respectively. Of these fees $15,163 and $14,322 and $45,009 and $58,542 were earned by affiliates of the Local General Partners for the three and nine months ended December 31, 2013 and 2012, respectively, which included $0 and $0 and $0 and $16,911 of fees relating to discontinued operations for the three and nine months ended December 31, 2013 and 2012, respectively.

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

December 31, 2013

(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of all of its investments. As of December 31, 2013, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, including changes in tax laws, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of the Local Partnerships; and (iv) sales proceeds and distributions. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnerships, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2013 and 2012, the amounts received from operations of the Local Partnerships were approximately $0 and $9,000, respectively. In addition, during the nine months ended December 31, 2013 and 2012, the amounts of distributions and proceeds from sales were approximately $0 and $1,120,000, respectively.

During the nine months ended December 31, 2013, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $133,000. This decrease was due to net cash used in operating activities ($125,000), an increase in cash held in escrow relating to investing activities ($1,000) and principal payments of mortgage notes ($12,000), offset by an increase in dispositions of property and equipment ($5,000).

Total expenses from operations for the three and nine months ended December 31, 2013 and 2012 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $198,354 and $212,940 and $582,522 and $602,020, respectively.

Accounts payable from operations as of December 31, 2013 and March 31, 2013 were $53,297 and $79,117, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of December 31, 2013 and March 31, 2013 was $7,525,713 and $7,299,826, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans. The secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated working capital reserve of approximately $2,301,000 at December 31, 2013. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next fiscal year.

At December 31, 2013, the Partnership’s liabilities exceeded assets by $13,511,275 and for the nine months ended December 31, 2013, had net loss of ($370,996). However, because 1) the provisions of the secondary loan defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,763,000 and $1,713,000 were accrued and unpaid as of December 31, 2013 and March 31, 2013, respectively and are included in Due to General Partner and affiliates on the Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of December 31, 2013.

During the nine months ended December 31, 2013, the Partnership has not recorded any loss on impairment of assets. Through December 31, 2013, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2013 and 2012 consisted primarily of the results of the Partnership’s investment in its last remaining Local Partnership. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income increased approximately 1% and 5% for the three and nine months ended December 31, 2013, respectively, as compared to the corresponding periods in 2012, primarily due to a slight decrease in the vacancies at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, general and administrative – related parties, repairs and maintenance and depreciation and amortization, remained fairly consistent with an increase of approximately 1% for the three and nine months ended December 31, 2013, respectively, as compared to the corresponding periods in 2012.

General and administrative expenses increased approximately $26,000 and $12,000 for the three and nine months ended December 31, 2013, respectively, as compared to the corresponding periods in 2012 primarily due to higher legal expenses incurred at the remaining Local Partnership.

General and administrative–related parties’ expenses decreased approximately $68,000 and $37,000 for the three and nine months ended December 31, 2013, respectively, as compared to the corresponding periods in 2012, primarily due to an overall decrease in partnership management fees and expense reimbursements resulting from the sale of properties at the Partnership level.

Repairs and maintenance expenses decreased approximately $43,000 and $33,000 for the three and nine months ended December 31, 2013, respectively, as compared to the corresponding periods in 2012 primarily due to a decrease in heating and cooling expenses at the remaining Local Partnership.

Depreciation and amortization decreased approximately $19,000 and $57,000 for the three and nine months ended December 31, 2013, respectively, as compared to the corresponding periods in 2012, primarily due to reduction of the property and equipment as a result of a loss on impairment of asset recorded during the year ended March 31, 2013 at the remaining Local Partnership.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures. The Principal Executive Officer and Chief Financial Officer of Related Independence Associates, L.P., the general partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)  Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2013, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. - None

Item 5.	Other Information. – On November 14, 2013, Robert A. Pace resigned as a Chief Financial Officer and Principal Accounting Officer and was subsequently replaced by Mark B. Hattier. Also, on November 14, 2013, Robert L. Levy resigned as President and Chief Executive Officer and was subsequently replaced by Alan T. Fair.

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II
(Registrant)

By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

Date:	February 19, 2014	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer and Principal Accounting Officer

Date:	February 19, 2014	By:	/s/ Alan T. Fair
Alan T. Fair
President and Principal Executive Officer

- 17 -