Form 10-Q
period 2014-12-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2015-02-17
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

 ______________

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

PART I – Financial Information
Item 1. Financial Statements.
INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2014	2014
	(Unaudited)	(Audited)
ASSETS
Operating assets
Cash and cash equivalents	$2,303,756	$2,421,161
Cash held in escrow	268,998	271,741
Deferred costs	8,426	8,426
Other assets	77,569	60,299

Total assets	$2,658,749	$2,761,627

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Liabilities
Mortgage notes payable	$6,683,924	$6,696,769
Accounts payable	92,319	109,399
Security deposit payable	55,652	57,205
Accrued interest payable	7,886,622	7,635,048
Due to local general partners and affiliates	120,000	125,968
Due to general partner and affiliates	1,942,793	1,870,491

Total liabilities	16,781,310	16,494,880

Commitments and contingencies (Note 5)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(17,182,318)	(16,816,745)
General partner	3,592,394	3,596,087

Independence Tax Credit Plus L.P. II total	(13,589,924)	(13,220,658)

Noncontrolling interests	(532,637)	(512,595)

Total partners’ (deficit) equity	(14,122,561)	(13,733,253)

Total liabilities and partners’ (deficit) equity	$2,658,749	$2,761,627

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues
Rental income	$203,200	$203,426	$623,120	$617,887
Other income	6,185	7,318	23,039	23,972

Total revenues	209,385	210,744	646,159	641,859

Expenses
General and administrative	85,960	95,871	263,263	266,413
General and administrative-related parties (Note 2)	38,431	39,118	115,875	118,161
Repairs and maintenance	46,732	53,542	148,481	161,476
Operating	30,966	22,997	93,404	76,238
Taxes	17,790	18,094	54,281	54,595
Insurance	8,750	7,850	26,250	23,800
Financial, principally interest	105,273	103,825	315,819	311,673
Depreciation and amortization	-	-	-	499

Total expenses from operations	333,902	341,297	1,017,373	1,012,855

Loss from operations	(124,517)	(130,553)	(371,214)	(370,996)

Net loss	(124,517)	(130,553)	(371,214)	(370,996)

Net loss attributable to noncontrolling interests from operations	643	837	1,948	2,267

Net loss attributable to noncontrolling interests	643	837	1,948	2,267

Net loss attributable to Independence Tax Credit Plus L.P. II	$(123,874)	$(129,716)	$(369,266)	$(368,729)

Loss from operations – limited partners	(122,635)	(128,419)	(365,573)	(365,042)

Net loss – limited partners	$(122,635)	$(128,419)	$(365,573)	$(365,042)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(2.08)	$(2.17)	$(6.20)	$(6.19)

Net loss per weighted average BAC	$(2.08)	$(2.17)	$(6.20)	$(6.19)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Partners’ (Deficit) Equity
(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2014	$(13,733,253)	$(16,816,745)	$3,596,087	$(512,595)

Net loss	(371,214)	(365,573)	(3,693)	(1,948)

Distributions	(18,094)	-	-	(18,094)

Partners’ (deficit) equity – December 31, 2014	$(14,122,561)	$(17,182,318)	$3,592,394	$(532,637)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(371,214)	$(370,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	499
Changes in operating assets and liabilities:
Decrease in accounts payable	(17,079)	(25,820)
(Decrease) increase in security deposit payable	(1,553)	1,343
Increase in accrued interest payable	251,574	225,887
Decrease in cash held in escrow	12,411	8,640
Increase in other assets	(17,271)	(15,950)
Decrease in due to local general partners and affiliates	(5,968)	(4,796)
Increase in due to general partner and affiliates	72,302	56,648

Total adjustments	294,416	246,451

Net cash used in operating activities	(76,798)	(124,545)

Cash flows from investing activities:
(Acquisitions) dispositions of property and equipment	-	4,960
Increase in cash held in escrow	(9,668)	(1,216)

Net cash (used in) provided by investing activities	(9,668)	3,744

Cash flows from financing activities:
Principal payments of mortgage notes	(12,845)	(12,047)
Distributions to noncontrolling interest	(18,094)	-

Net cash used in financing activities	(30,939)	(12,047)

Net decrease in cash and cash equivalents	(117,405)	(132,848)
Cash and cash equivalents at beginning of period	2,421,161	2,568,335
Cash and cash equivalents at end of period	$2,303,756	$2,435,487

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit. As of December 31, 2014, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). On June 12, 2013, Centerline Holding Company (“Centerline”) and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt Capital Partners, LLC, the affordable housing division of Hunt. Since November 14, 2013, Hunt has been the ultimate parent of the general partner of the General Partner. For information on Hunt, see www.huntcompanies.com. The information contained on, or connected to, Hunt’s website is not incorporated by reference into this Form 10-Q. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends December 31 . The remaining Local Partnership fiscal quarter ends September 30th. Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from October 1 through December 31 . The Partnership’s fiscal quarter ends on December 31 in order to allow adequate time for the remaining Local Partnership’s financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnership has been eliminated in consolidation.

The net loss attributable to noncontrolling interests amounted to approximately $1,000 and $1,000 and $2,000 and $2,000 for the three and nine months ended December 31, 2014 and 2013, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 31, 2014, the results of its operations for the three and nine months ended December 31, 2014 and 2013 and its cash flows for the nine months ended December 31, 2014 and 2013. However, the operating results and cash flows for the nine months ended December 31, 2014 may not be indicative of the results for the entire year.

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

December 31, 2014

(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the three and nine months ended December 31, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Partnership management fees (a)	$16,750	$16,750	$50,250	$50,250
Expense reimbursement (b)	6,064	5,955	18,303	19,152
Local administrative fee (c)	1,250	1,250	3,750	3,750
Total general and administrative - General Partner	24,064	23,955	72,303	73,152

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,367	15,163	43,572	45,009
Total general and administrative-related parties	$38,431	$39,118	$115,875	$118,161

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,830,000 and $1,780,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively, and are included in the line item Due to general partners and affiliates in the condensed consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $24,000 and $6,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of December 31, 2014 and March 31, 2014, the subsidiary partnerships owed approximately $89,000 and $85,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at December 31, 2014 and March 31, 2014 consists of the following:

	December 31,	March 31,
	2014	2014

Construction costs payable	$120,000	$120,000
Management and other operating advances	-	5,968

	$120,000	$125,968

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

	At December 31, 2014		At March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,683,924	$3,163,273	$6,696,769	$3,013,769

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

December 31, 2014

(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of its last remaining investment. As of December 31, 2014, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.

NOTE 5 – Commitments and Contingencies

a)	Liquidity

At December 31, 2014, the Partnership’s liabilities exceeded assets by $14,122,561 and for the nine months ended December 31, 2014, the Partnership had net loss of $371,214. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,830,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,683,924 and the accrued interest payable balance of $7,886,622 are of a nonrecourse nature and secured by the property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $2,180,000 at December 31, 2014. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $110,000 for the nine months ended December 31, 2014.

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

Property management fees incurred by the Local Partnerships amounted to $14,367 and $15,163 and $43,572 and $45,009 for the three and nine months ended December 31, 2014 and 2013, respectively and earned by an affiliate of the remaining Local General Partner.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

December 31, 2014

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of its last remaining investment. As of December 31, 2014, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of its remaining Local Partnership. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the nine months ended December 31, 2014 and 2013, no amounts were received from operations of its remaining Local Partnership.

During the nine months ended December 31, 2014, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $117,000. This decrease was due to net cash used in operating activities $76,000, an increase in cash held in escrow relating to investing activities $10,000, a distribution to noncontrolling interest $18,000, and principal payments of mortgage notes $13,000.

Total expenses from operations for the three and nine months ended December 31, 2014 and 2013 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $190,198 and $198,354 and $585,679 and $582,522, respectively.

Accounts payable from operations as of December 31, 2014 and March 31, 2014 were $92,319 and $109,399, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of December 31, 2014 and March 31, 2014 was $7,886,622 and $7,635,048, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans. The secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

At December 31, 2014, the Partnership’s liabilities exceeded assets by $14,122,561 and for the nine months ended December 31, 2014, had a net loss of $371,214. However, because 1) the provisions of the secondary loan defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Condensed Consolidated Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,830,000 and $1,780,000 were accrued and unpaid as of December 31, 2014 and March 31, 2014, respectively and are included in Due to General Partner and affiliates on the Condensed Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of December 31, 2014.

During the nine months ended December 31, 2014, the Partnership has not recorded any loss on impairment of assets. Through December 31, 2014, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Results of Operations

The Partnership’s results of operations for the three and nine months ended December 31, 2014 and 2013 consisted primarily of the results of the Partnership’s investment in the last remaining Local Partnership. The following discussion excludes the Partnership’s results of its discontinued operations, which are not reflected below.

Rental income decreased less than 1% and 1% for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to a slight decrease in occupancy at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, general and administrative – related parties and depreciation and amortization, remained fairly consistent with an increase of approximately 2% and 2% for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013.

General and administrative expenses decreased approximately $10,000 and $3,000 for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to a decrease in recruiting expenses, consulting expenses and legal expenses at the Local Partnership offset by an increase in legal expenses and appropriately accruing audit fees in the current year at the Partnership level.

General and administrative–related parties’ expenses decreased approximately $700 and $2,300 for the three and nine months ended December 31, 2014, respectively, as compared to the corresponding period in 2013, primarily due to an adjustment to partnership management fees due to the sale of properties at the Partnership level.

Depreciation and amortization decreased approximately $0 and $500 for the three and nine months ended December 31, 2014 as compared to the corresponding period in 2013, primarily due to reduction of the property and equipment as a result of a loss on impairment of asset recorded during the year ended March 31, 2013 at the remaining Local Partnership.

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

(b) Changes in Internal Controls over Financial Reporting. During the period ended December 31, 2014, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

	By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

		By:	RELATED INDEPENDENCE ASSOCIATES INC.,
General Partner

Date: February 17, 2015			By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date: February 17, 2015			By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

-15-