Form 10-K
period 2015-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2015-06-29
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Registrant’s telephone number, including area code (303) 927-5000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2014 was ($17,060,000) based on Limited Partner equity (deficit) as of such date.

Registrant’s voting and non-voting common equity is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.

General

Independence Tax Credit Plus L.P. II (the “Partnership”) is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independence Associates GP LLC, a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interest in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Prior to April 15, 2015, Hunt had been the ultimate majority equity owner of CAHA.

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have also been eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). As of March 31, 2015, the Partnership has ownership interests in one remaining investment. As of March 31, 2015, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2015, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, all of which has been paid to the Local Partnerships. See Item 2. Properties below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost. At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales). During the year ended March 31, 2015, the Partnership did not record any aggregate loss on impairment of assets. Through March 31, 2015, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of assets.

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

Sale of Underlying Local Partnerships

The Partnership is in the process of disposing of all of its investments. As of March 31, 2015, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments. All gains and losses on sales are included in discontinued operations.

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

Item 1A. Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions. The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes. As of March 31, 2015, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. The Partnership’s investment in the last remaining Local Partnership represents 98.99% of the partnership interest in such Local Partnership. Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

Local Partnership Schedule

Name and Location		% of Units Occupied at May 1,
(Number of Units)	Date Acquired	2015		2014		2013		2012	2011

Lincoln Renaissance
Reading, PA (52)	April 1993		(c)		(c)		(c)	(c)	90%

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993		(d)		(d)		(d)	95%	94%

Mansion Court Associates
Philadelphia, PA (30)	November 1993		(c)		(c)		(c)	(c)	20%

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994		(b)		(b)		(b)	(b)	(b)

Renaissance Plaza ‘93 Associates, L.P.
Baltimore, MD (95)	February 1994	99%		93%		96%		91%	90%

Tasker Village Associates
Philadelphia, PA (28)	May 1994		(a)		(a)		(a)	(a)	(a)

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994		(b)		(b)		(b)	(b)	(b)

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994		(b)		(b)		(b)	(b)	(b)

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994		(b)		(b)		(b)	(b)	(b)

NLEDC, L.P.
Los Angeles, CA (43)	September 1994		(c)		(c)		(c)	(c)	98%

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994		(a)		(a)		(a)	(a)	(a)

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994		(b)		(b)		(b)	(b)	(b)

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994		(e)		(e)		(e)	99%	96%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995		(c)		(c)		(c)	(c)	99%

Affordable Greene Associates L.P.
New York, NY (41)	April 1995		(d)		(d)		(d)	100%	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2015, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 19, 2015, the Partnership has approximately 3,430 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2015. The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of its Offering in fifteen Local Partnerships, all of which has been paid. The Partnership does not intend to acquire additional Properties. During the year ended March 31, 2015, the Partnership did not make any advances to the remaining Local Partnership.

As of March 31, 2015, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.

Short-term

During the year ended March 31, 2015, the Partnership’s primary sources of funds included: (i) working capital reserves; (ii) interest earned on the working capital reserves and (iii) cash distributions from operations of its remaining Local Partnership. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from its remaining Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the years ended March 31, 2015 and 2014, no amounts were received from operations of the remaining Local Partnership. The Partnership will not be able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2015, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately ($112,000). This decrease was due to net cash used in operating activities ($58,000), principal payments of mortgage notes ($17,000), an increase in cash held in escrow relating to investing activities ($19,000), and a decrease in capitalization of consolidated subsidiaries attributable to minority interest ($18,000). No depreciation and amortization was recorded by the Partnership in the current year.

Total expenses for the years ended March 31, 2015 and 2014, respectively, excluding depreciation and amortization, interest, general and administrative – related parties and loss on impairment of fixed assets, totaled $781,448 and $830,332, respectively.

Accounts payable as of March 31, 2015 and 2014 were $103,619 and $109,399, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest as of March 31, 2015 and 2014 was $7,989,688 and $7,635,048, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of the Local Partnership. In addition, the Local Partnership’s mortgage notes are collateralized by the land and buildings of the Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated cash reserve of approximately $2,149,000 at March 31, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At March 31, 2015, the Partnership’s liabilities exceeded assets by $14,244,660 and for the year ended March 31, 2015, the Partnership had net loss of ($493,313). However, because 1) the provisions of the secondary loan defers the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Consolidated Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,780,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively and are included in Due to general partner and affiliates on the Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of March 31, 2015.

During the year ended March 31, 2015, the Partnership did not record any loss on impairment of assets or reduction to estimated fair value. Through March 31, 2015, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the consolidation Analysis. The ASU modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing accounting principles generally accepted in the United States of America (“GAAP”). The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components or an entity that occur in an annual or interim periods beginning after December 15, 2014. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

On May 14, 2014 the FASB and the IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2017 and the effects of the standard on the Partnership’s consolidated financial statements are not known at this time.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2015 and 2014, respectively.

The net loss from operations for the years ended March 31, 2015 and 2014 totaled ($493,313) and ($568,406), respectively.

2015 vs. 2014

Rental income increased by approximately 3% for the year ended March 31, 2015 as compared to the corresponding period ended March 31, 2014, primarily due to an increase in occupancy at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative for non-related parties, repairs and maintenance, operating expenses, depreciation and amortization, remained consistent with a decrease of approximately 1% for the year ended March 31, 2015 as compared with the corresponding period ended March 31, 2014.

General and administrative expenses decreased approximately $37,000 for the year ended March 31, 2015 as compared to the corresponding period ended March 31, 2014, primarily due to a decrease in legal expenses, office expenses and bad debt expenses offset by an increase in salaries and benefits at the remaining Local Partnership.

Repairs and maintenance expenses decreased approximately $34,000 for the year ended March 31, 2015 as compared to the corresponding period ended March 31, 2014, primarily due to a decrease in heating and cooling expenses, security and protection expenses and general repairs expenses at the remaining Local Partnership.

Operating expenses increased approximately $26,000 for the year ended March 31, 2015 as compared to the corresponding period ended March 31, 2014, primarily due to an overall increase in utility expenses at the remaining Local Partnership.

Depreciation and amortization decreased approximately $5,000 for the year ended March 31, 2015 as compared to the corresponding period ended March 31, 2014, primarily due to property and equipment being fully depreciated at the end of the year ended March 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

(A Delaware Limited Partnership)

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in partners’ (deficit) equity, and cash flows for the years ended March 31, 2015 and 2014 (the 2014 and 2013 Fiscal Years), respectively. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements for one and three (Fiscal Years 2014 and 2013) subsidiary partnerships whose losses aggregated $267,505 and $344,387 for the years ended March 31, 2015 and 2014, and whose assets constituted 19% and 17% of the Partnership’s assets at March 31, 2015 and 2014, presented in the accompanying consolidated financial statements. The financial statements of one subsidiary partnership (2014 and 2013 Fiscal Years) was audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for this subsidiary partnership, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 29, 2015

[COHNREZNICK LLP LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Partners

Renaissance Plaza 93 Associates, L.P.

Report on the Financial Statements

We have audited the accompanying financial statements of Renaissance Plaza 93 Associates, L.P., which comprise the balance sheet as of December 31, 2014 and the related statements of operations, partner’s equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2014, the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

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

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our report dated February 24, 2015, on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards in considering Renaissance Plaza 93 Associates, L.P.’s internal control over financial reporting and compliance.

/s/ CohnReznick LLP
Chicago, Illinois	Taxpayer Identification Number:
February 24, 2015	22-1478099

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

Lead Auditor: Nelson Gomez, CPA

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014

ASSETS

Operating assets
Cash and cash equivalents (Notes 2, 3 and 11)	$2,309,123	$2,421,161
Cash held in escrow (Notes 3 and 5)	299,490	271,741
Deferred costs (Note 6)	8,426	8,426
Other assets	61,170	60,299

Total assets	$2,678,209	$2,761,627

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Liabilities
Mortgage notes payable (Note 7)	$6,679,503	$6,696,769
Accounts payable	103,619	109,399
Security deposit payable	57,435	57,205
Accrued interest payable	7,989,688	7,635,048
Due to local general partners and affiliates (Note 8)	125,766	125,968
Due to general partner and affiliates (Note 8)	1,966,858	1,870,491

Total liabilities	16,922,869	16,494,880

Commitments and contingencies (Note 7, 8 and 11)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(17,302,450)	(16,816,745)
General partner	3,591,181	3,596,087

Independence Tax Credit Plus L.P. II total	(13,711,269)	(13,220,658)

Noncontrolling interests	(533,391)	(512,595)

Total partners’ (deficit) equity	(14,244,660)	(13,733,253)

Total liabilities and partners’ (deficit) equity	$2,678,209	$2,761,627

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014

Revenues
Rental income	$837,887	$816,729
Other income	29,619	32,683

Total revenues	867,506	849,412

Expenses
General and administrative	336,228	373,165
General and administrative-related parties (Note 8)	155,542	157,123
Repairs and maintenance	197,249	230,869
Operating	146,645	120,159
Taxes	64,479	72,689
Insurance	36,847	33,450
Financial, principally interest	423,829	424,904
Depreciation and amortization	-	5,459

Total expenses from operations	1,360,819	1,417,818

Net loss	(493,313)	(568,406)

Net loss attributable to noncontrolling interests	2,702	3,478

Net loss attributable to Independence Tax Credit Plus L.P. II	$(490,611)	$(564,928)

Net loss – limited partners	$(485,705)	$(559,279)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(8.24)	$(9.49)

Net loss income per weighted average BAC	$(8.24)	$(9.49)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2013	$(13,140,279)	$(16,257,466)	$3,601,736	$(484,549)
Net loss	(568,406)	(559,279)	(5,649)	(3,478)
Distributions	(24,568)	-	-	(24,568)

Partners’ (deficit) equity – March 31, 2014	(13,733,253)	(16,816,745)	3,596,087	(512,595)
Net loss	(493,313)	(485,705)	(4,906)	(2,702)
Distributions	(18,094)	-	-	(18,094)
Partners' (deficit) equity – March 31, 2015	$(14,244,660)	$(17,302,450)	$3,591,181	$(533,391)

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(493,313)	$(568,406)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	5,459
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(5,780)	30,282
Increase (decrease) in security deposit payable	230	(2,300)
Increase in accrued interest payable	354,640	335,222
(Increase) decrease in cash held in escrow	(8,864)	23,736
(Increase) decrease in other assets	(871)	5,569
(Decrease) increase in due to local general partners and affiliates	(202)	1,172
Increase in due to general partner and affiliates	96,367	73,288

Total adjustments	435,520	472,428

Net cash used in operating activities	(57,793)	(95,978)

Cash flows from investing activities:
Increase in cash held in escrow	(18,885)	(10,433)

Net cash used in investing activities	(18,885)	(10,433)

Cash flows from financing activities:
Principal payments of mortgage notes	(17,266)	(16,195)
Decrease in capitalization of consolidated subsidiaries attributable to noncontrolling interests	(18,094)	(24,568)

Net cash used in by financing activities	(35,360)	(40,763)

Net decrease in cash and cash equivalents	(112,038)	(147,174)
Cash and cash equivalents at beginning of year	2,421,161	2,568,335
Cash and cash equivalents at end of year	$2,309,123	$2,421,161

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$69,192	$89,682

See accompanying notes to consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 1 – General

Independence Tax Credit Plus L.P. II (a Delaware limited partnership) (the “Partnership”) was organized on February 11, 1992 and commenced its public offering on January 19, 1993. The general partner of the Partnership is Related Independence Associates L.P. a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independence Associates GP LLC., a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interest in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Prior to April 15, 2015, Hunt had been the ultimate majority equity owner of CAHA.

The Partnership’s business is primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have been eligible for the historic rehabilitation tax credit.

The Partnership had originally acquired interests in fifteen subsidiary partnerships. As of March 31, 2015, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.

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

b) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and one (2014 and 2013 Fiscal Years) subsidiary partnership in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. As of March 31, 2015, the Partnership has ownership interests in one remaining investment. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary Local Partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The loss attributable to noncontrolling interests amounted to approximately $3,000 and $3,000 for the years ended March 31, 2015 and 2014, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There are no assets classified as property and equipment-held for sale at March 31, 2015.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2015	2014

Interest	$47	$53
Other.	29,572	32,630

Total other revenue	$29,619	$32,683

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

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years. As of and during the year ended March 31, 2015, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties. Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable. At March 31, 2015, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2011 forward.

g) Recently Issued Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board issued (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the consolidation Analysis. The ASU modifies existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

In April 2014, FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components or an entity that occur in an annual or interim periods beginning after December 15, 2014. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

On May 14, 2014 the FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2017 and the effects of the standard on the Partnership’s condensed consolidated financial statements are not known at this time.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

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

MARCH 31, 2015 AND 2014

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

	At March 31, 2015		At March 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,679,503	$3,267,996	$6,696,769	$3,013,769

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

	March 31,		Estimated
			Useful Lives
	2015	2014	(Years)

Land	$686,616	$686,616	-
Building and improvements	4,862,007	4,862,007	10-40
Furniture and fixtures	69,885	69,885	5-10
	5,618,508	5,618,508
Less: Accumulated depreciation	(5,618,508)	(5,618,508)

	$-	$-

Original acquisition costs totaling $4,369,919, of which $3,501,977 was paid to the General Partner, are included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2015 and 2014 amounted to $0 and $5,459, respectively.

Impairments

During the years ended March 31, 2015 and 2014, the Partnership performed a fair value analysis on all of its investments in Local Partnerships. Impairment of assets is a two-step process. First, management estimated amounts recoverable through future operations and sale of the Property on an undiscounted basis. If such estimates were below depreciated cost, Property investments themselves were reduced to estimated fair value (using the fair market value based on comparative sales). Therefore, a 5-year cash flow projection was used, as this period is indicative of the average holding period left on the remaining investments. Based on this analysis, the Partnership deemed the properties of the below Local Partnerships impaired and wrote them down to their estimated fair value. No impairment was recorded by the Partnership for the years ended March 31, 2015 and 2014. Impairments have been estimated using Level 3 inputs.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2015	2014

Real estate taxes, insurance and other	$61,838	$54,941
Reserve for replacements	177,069	158,184
Tenant security deposits	60,583	58,616

	$299,490	$271,741

NOTE 6 – Deferred Costs

The components of deferred costs are as follows:

	March 31,
	2015	2014	Period

Other	$8,426	$8,426	various

	$8,426	$8,426

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

Accrued interest payable as of March 31, 2015 and 2014 was $7,989,688 and $7,635,048, respectively. Interest accrues on the mortgage loan, which include primary and secondary loans. The remaining secondary loan has a provision such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loan (which make up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership or through assumption by the buyer upon sale of the Partnership interest in such Local Partnership.

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

Annual principal payment requirements for mortgage notes from operations payable by the subsidiary partnership for each of the next five calendar years and thereafter are as follows:

Year ending December 31,	Amount

2015	$15,966
2016	16,988
2017	18,076
2018	19,233
2019	20,464
Thereafter	6,588,776

$6,679,503

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in the remaining subsidiary partnership.

A) Other Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2015 and 2014 were as follows:

	Years Ended March 31,
	2015	2014

Partnership management fees (a)	$67,000	$67,000
Expense reimbursement (b)	24,367	25,107
Local administrative fees (c)	5,000	5,000
Total general and administrative - General Partner	96,367	97,107

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	59,175	60,016
Total general and administrative-related parties	$155,542	$157,123

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,780,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $30,000 and $6,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from the remaining subsidiary partnership. Local administrative fee owed to Independence SLP L.P. amounting to approximately $90,000 and $84,000 were accrued and unpaid as of March 31, 2015 and 2014, respectively. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2015 and 2014 consists of the following:

	March 31,
	2015	2014

Construction costs payable	$120,000	$120,000
Management and other operating advances	5,766	5,968

	$125,766	$125,968

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

NOTE 9 – Taxable Net Income

A reconciliation of the consolidated financial statement net (loss) income to the taxable net (loss) income for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2015	2014

Consolidated financial statement net (loss) income	$(490,611)	$(564,928)

Differences between depreciation and amortization expense recorded for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(453,430)	(454,003)

Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	31,437	113,007

Net (loss) income as shown on the income tax return for the calendar year ended	$(912,604)	$(905,924)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders. Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement. In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities. At March 31, 2015, the tax basis net assets exceeded the financial statement net assets by approximately $5,760,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of disposing of all of its investments. As of March 31, 2015, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.

NOTE 11 – Commitments and Contingencies

a)	Liquidity

At March 31, 2015, the Partnership’s liabilities exceeded assets by $14,244,660 and for the year then ended, the partnership had net loss of $ (493,313). These factors raise doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 8, partnership management fees of approximately $1,847,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The entire mortgage payable balance of $6,679,503 and the accrued interest payable balance of $7,989,688 are of a nonrecourse nature and secured by the remaining property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has cash reserves of approximately $2,149,000 at March 31, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $134,400 for the year ended March 31, 2015.

Management believes the above mitigating factors enable the Partnership to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

b)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At March 31, 2015, approximately $1,900,000 was in excess of the federally insured limits.

c)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

d)	Property Management Fees

Property and incentive management fees incurred by the remaining subsidiary partnership amounted to $59,175 and $60,016 for the years ended March 31, 2015 and 2014, respectively. Of these fees $59,175 and $60,016 were earned by affiliates of the Local General Partners.

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

We evaluated all subsequent events from the consolidated balance sheet date through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements other than the following:

On April 15, 2015, Hunt Companies Inc.’s (“Hunt”) equity interest in its Affordable Housing Asset Management Platform (“Platform”) (including all assets previously relating to Centerline Holding Company) were acquired by Alden Torch Financial, LLC, a newly formed Delaware limited company (“ATF”). ATF is controlled by the Platform’s management team, which holds a majority interest in ATF, and Bear Creek Asset Management LLC, an unaffiliated private equity investment firm, holds a minority interest in ATF. Hunt had been the ultimate majority equity owner of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”). Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2015. The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.

Based on their assessment, management concluded that, as of March 31, 2015, the Partnership’s internal control over financial reporting is effective. The Partnership provides reasonable assurance that information required to be disclosed in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(c) Changes in Internal Controls over Financial Reporting. During the year ended March 31, 2015, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Partnership is a limited partnership which was formed under the laws of the State of Delaware on February 11, 1992. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independence Associates GP LLC, a Delaware limited liability company (“IAGL”). The Partnership has no directors or executive officers. The Partnership’s affairs are managed and controlled by the General Partner.

Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On June 12, 2013, Centerline and an affiliate of Hunt Companies, Inc. (“Hunt”) entered into an agreement and plan of merger. On November 14, 2013, the shareholders of Centerline approved the acquisition of Centerline by an affiliate of Hunt. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interest in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Prior to April 15, 2015, Hunt had been the ultimate majority equity owner of CAHA. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, ATF, which controls the General Partner, has adopted a code of ethics. To obtain a copy free of charge of ATF’s code of ethics, send a written request to: Alden Torch Financial, Attn: Legal Department-Code of Ethics, 1225 17th Street, Suite 1400, Denver, CO 80202.

Certain information concerning the directors and executive officers of IAGL, is set forth below. The General Partner is also the general partner of Independence Tax Credit Plus L.P.

Name	Position

Mark B. Hattier	Chief Financial Offer
Alan T. Fair	President (Principal Executive Officer)

MARK B. HATTIER, is the Chief Financial Officer of IAGL and is also a Senior Managing Director of HCP Pacific Asset Management, LLC. Mr. Hattier has over 24 years of experience in the structured finance and affordable housing industries. Prior to joining Hunt, Mr. Hattier was a Vice President of various subsidiaries of Capmark Financial Group Inc. From 2007 - 2012, Mr. Hattier was responsible for the negotiation with counterparties in the restructuring and settlement of claims and liabilities related to Capmark’s low-income housing tax credit (“LIHTC”) transactions. Mr. Hattier structured and supervised the sale of Capmark’s LIHTC business assets and the resolution of “total return swap” and other derivatives claims. From 1999 – 2007, Mr. Hattier managed Capmark’s proprietary tax-exempt bond and related derivatives portfolios, which included a substantial sub-portfolio of affordable housing bonds. From 1989 – 1993 and 1993 – 1999, Mr. Hattier was a Vice President , in the municipal finance departments of investment banks Howard, Weil, Labouisse, Friedrichs Inc. and Stephens Inc., respectively. Mr. Hattier’s focus was structured finance and asset backed finance. Mr. Hattier received his A.B. in Economics from Harvard College. Mr. Hattier earned and maintains the designations “Chartered Financial Analyst” and “Financial Risk Manager.”

ALAN T. FAIR is the President (Principal Executive Officer) of IAGL and is also a President of Hunt Capital Partners, LLC and an Executive Director of HCP Pacific Asset Management LLC. Mr. Fair has over 25 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming Hunt Capital Partners, LLC, Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc. He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process. During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing. Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities. From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College of Law. He is a member of the State Bar in Colorado.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Title of Class	Name and Address of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Percentage of Class

General Partnership Interest in the Partnership	Related Independence Associates L.P. 1225 17th Street Denver, Colorado 80202	$1,000 capital contribution – directly owned	100%

Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 24, 2015, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of		Percentage of
Name of Beneficial Owner (1)	Beneficial Ownership		Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2)	7.6%

J. Michael Fried	4,453.20	(2)(3)	7.6%

Alan P. Hirmes	4,453.20	(2)(3)	7.6%

Stuart J. Boesky	4,453.20	(2)(3)	7.6%

Marc D. Schnitzer	4,453.20	(2)(3)	7.6%

Denise L. Kiley	4,453.20	(2)(3)	7.6%

Mark B. Hattier	-		-

Alan T. Fair	-		-

All executive officers of the general partner of the Related

General Partner as a group (two persons)

(1)	The address for each of the persons in the table is 1225 17th Street, Denver, Colorado 80202.

(2)	Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”). All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of June 3, 2015, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

(3)	Only owns an economic interest in the Managing Member.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2015 and 2014 and for the reviews of the consolidated financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $65,000 and $59,000, respectively.

Audit – Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

PART IV

Item 15.        Exhibits, Financial Statement Schedules.

		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	11-13

	Consolidated Balance Sheets at March 31, 2015 and 2014	14

	Consolidated Statements of Operations for the Years Ended March 31, 2015 and 2014	15

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2015 and 2014	16

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2015 and 2014	17

	Notes to Consolidated Financial Statements	18

(a) 2.	Condensed Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	34

	Schedule I - Condensed Financial Information of Registrant	35

	Schedule III - Real Estate and Accumulated Depreciation	38

	All other schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	31

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2) +	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(101.INS) +	XBRL Instance Document

(101.SCH) +	XBRL Taxonomy Schema Linkbase Document

(101.CAL) +	XBRL Taxonomy Calculation Linkbase Document

(101.DEF) +	XBRL Taxonomy Definition Linkbase Document

(101.LAB) +	XBRL Taxonomy Labels Linkbase Document

(101.PRE) +	XBRL Taxonomy Presentation Linkbase Document

*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

+	Filed herewith.

Item 15.        Exhibits and Financial Statement Schedules (continued).

Jurisdiction
Subsidiaries of the Registrant (Exhibit 21).	of Organization

Renaissance Plaza ‘93 Associates, L.P.	MD

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

		By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

		By:	CENTERLINE MANAGER LLC,
Manager

		By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

		By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	June 29, 2015		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	June 29, 2015		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark B. Hattier	Chief Financial Officer of Centerline Capital Group LLC	June 29, 2015
Mark B. Hattier

/s/ Alan T. Fair	President (Principal Executive Officer) of Centerline Capital Group LLC	June 29, 2015
Alan T. Fair

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 29, 2015 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2015 and 2014 Fiscal Years and Schedule III at March 31, 2015 and 2014. In our opinion, and based on the reports of the other auditors, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 29, 2015

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIP)

CONDENSED BALANCE SHEETS

	March 31,
	2015	2014

ASSETS

Cash and cash equivalents	$2,148,999	$2,278,952
Other assets	17,714	11,773

Total assets	$2,166,713	$2,290,725

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$1,876,858	$1,785,491
Other liabilities	55,429	45,000

Total liabilities	1,932,287	1,830,491

Partners’ capital	234,426	460,234

Total liabilities and partners’ capital	$2,166,713	$2,290,725

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2015	2014

Expenses

Administrative and management	$134,440	$126,454
Administrative and management-related parties	91,368	92,107

Total expenses	225,808	218,561

Loss from operations	(225,808)	(218,561)

Net (loss) income	$(225,808)	$(218,561)

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(225,808)	$(218,561)

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in assets:
Other assets	(5,941)	(3,152)
Increase (decrease) in liabilities:
Due to general partners and affiliates	91,367	68,290
Other liabilities	10,429	(4,000)
Total adjustments	95,855	61,138

Net cash used in operating activities	(129,953)	(157,423)

Cash flows from financing activities:

Distributions from subsidiary partnerships	-	3,150
Net cash provided by financing activities	-	3,150

Net decrease in cash and cash equivalents	(129,953)	(154,273)

Cash and cash equivalents, beginning of year	2,278,952	2,433,225

Cash and cash equivalents, end of year	$2,148,999	$2,278,952

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2015

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period

				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Computed *

Apartment Complexes

Renaissance Plaza Assoc.
Baltimore, MD	$6,679,503	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,618,508	1994-95	Feb. 1994	27.5

	$6,679,503	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,618,508

* Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2015

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2015	2014	2015	2014

Balance at beginning of period	$5,618,508	$5,618,508	$5,618,508	$5,613,049
Additions during period:
Depreciation expense	-	-	-	5,459

Balance at close of period	$5,618,508	$5,618,508	$5,618,508	$5,618,508

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

- 39 -