Form 10-Q
period 2015-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2015-08-14
CIK 907045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

PART I – Financial Information

Item 1. Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Operating assets
Cash and cash equivalents	$2,326,705	$2,309,123
Cash held in escrow	328,953	299,490
Deferred costs	8,426	8,426
Other assets	39,652	61,170

Total assets	$2,703,736	$2,678,209

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Liabilities
Mortgage notes payable	$6,675,013	$6,679,503
Accounts payable	94,544	103,619
Security deposit payable	58,235	57,435
Accrued interest payable	8,091,071	7,989,688
Due to local general partners and affiliates	120,000	125,766
Due to general partner and affiliates	1,990,921	1,966,858

Total liabilities	17,029,784	16,922,869

Commitments and contingencies (Note 5)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(17,382,810)	(17,302,450)
General partner	3,590,369	3,591,181

Independence Tax Credit Plus L.P. II total	(13,792,441)	(13,711,269)

Noncontrolling interests	(533,607)	(533,391)

Total partners’ (deficit) equity	(14,326,048)	(14,244,660)

Total liabilities and partners’ (deficit) equity	$2,703,736	$2,678,209

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Revenues
Rental income	$214,803	$203,606
Other income	6,023	9,737

Total revenues	220,826	213,343

Expenses
General and administrative	81,067	93,326
General and administrative-related parties (Note 2)	39,055	38,114
Repairs and maintenance	33,169	39,516
Operating	21,282	31,018
Taxes	13,955	18,094
Insurance	8,750	8,900
Financial, principally interest	104,936	103,237

Total expenses from operations	302,214	332,205

Loss from operations	(81,388)	(118,862)

Net loss	(81,388)	(118,862)

Net loss attributable to noncontrolling interests from operations	216	563

Net loss attributable to noncontrolling interests	216	563

Net loss attributable to Independence Tax Credit Plus L.P. II	$(81,172)	$(118,299)

Loss from operations – limited partners	(80,360)	(117,116)

Net loss – limited partners	$(80,360)	$(117,116)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(1.36)	$(1.99)

Net loss per weighted average BAC	$(1.36)	$(1.99)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Equity

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2015	$(14,244,660)	$(17,302,450)	$3,591,181	$(533,391)

Net loss	(81,388)	(80,360)	(812)	(216)

Partners’ (deficit) equity – June 30, 2015	$(14,326,048)	$(17,382,810)	$3,590,369	$(533,607)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(81,388)	$(118,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Decrease in accounts payable	(9,075)	(4,180)
Increase (decrease) in security deposit payable	800	(679)
Increase in accrued interest payable	101,383	100,842
Increase in cash held in escrow	(20,247)	(29,292)
Decrease in other assets	21,518	27,328
Decrease in due to local general partners and affiliates	(5,766)	(5,968)
Increase in due to general partner and affiliates	24,063	24,174

Total adjustments	112,676	112,225

Net cash provided by (used in) operating activities	31,288	(6,637)

Cash flows from investing activities:
Increase in cash held in escrow	(9,216)	(9,216)

Net cash used in investing activities	(9,216)	(9,216)

Cash flows from financing activities:
Principal payments of mortgage notes	(4,490)	(4,214)

Net cash used in financing activities	(4,490)	(4,214)

Net increase (decrease) in cash and cash equivalents	17,582	(20,067)
Cash and cash equivalents at beginning of period	2,309,123	2,421,161
Cash and cash equivalents at end of period	$2,326,705	$2,401,094

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements as of June 30, 2015, include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credit. As of June 30, 2015, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independent Associates GP LLC, a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends June 30 . The remaining Local Partnership fiscal quarter ends March 31st. Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from April 1 through June 30 . The Partnership’s fiscal quarter ends on June 30 in order to allow adequate time for the remaining Local Partnership’s financial statements to be prepared and consolidated. All intercompany accounts and transactions with the subsidiary partnership has been eliminated in consolidation.

The net loss attributable to noncontrolling interests amounted to approximately $1,000 and $1,000 for the three months ended June 30, 2015 and 2014, respectively. The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted or condensed. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2015.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2015, the results of its operations for the three months ended June 30, 2015 and 2014 and its cash flows for the three months ended June 30, 2015 and 2014. However, the operating results and cash flows for the three months ended June 30, 2015 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance around management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

On May 14, 2014 the FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods or services to customers in the amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2018 and the effects of the standard on the Partnership’s condensed consolidated financial statements are not known at this time.

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

June 30, 2015

(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended
	June 30,
	2015	2014

Partnership management fees (a)	$16,750	$16,750
Expense reimbursement (b)	6,064	6,174
Local administrative fee (c)	1,250	1,250
Total general and administrative - General Partner	24,064	24,174

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,991	13,940
Total general and administrative-related parties	$39,055	$38,114

(a)	The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,863,300 and $1,847,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively, and are included in the line item Due to general partner and affiliates in the condensed consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds. As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)	The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $36,400 and $30,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them. The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)	Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership. As of June 30, 2015 and March 31, 2015, the subsidiary partnerships owed approximately $91,250 and $90,000, respectively, of these fees to Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

B) Due to Local General Partners and Affiliates

Due to local general partners and affiliates at June 30, 2015 and March 31, 2015 consists of the following:

	June 30,	March 31,
	2015	2015

Construction costs payable	$120,000	$120,000
Management and other operating advances	-	5,766

	$120,000	$125,766

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

	At June 30, 2015		At March 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,675,013	$3,321,937	$6,679,503	$3,267,996

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of its last remaining investment. As of June 30, 2015, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 5 – Commitments and Contingencies

a)	Liquidity

At June 30, 2015, the Partnership’s liabilities exceeded assets by $14,326,048 and for the three months ended June 30, 2015, the Partnership had net loss of $81,388. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern. As discussed in Note 2, partnership management fees of approximately $1,863,300 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions. As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them. In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,675,013 and the accrued interest payable balance of $8,091,071 are of a nonrecourse nature and secured by the property. The Partnership is currently in the process of disposing of its last remaining investment. Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property. In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale. The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership. The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has unconsolidated cash reserves of approximately $2,124,000 at June 30, 2015. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year. The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $38,000 for the three months ended June 30, 2015.

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

Property management fees incurred by the Local Partnerships amounted to $14,991 and $13,940 for the three months ended June 30, 2015 and 2014, respectively and earned by an affiliate of the remaining Local General Partner.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships. The Partnership is in the process of disposing of its last remaining investment. As of June 30, 2015, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments. All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include: (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of its remaining Local Partnership. Such funds are available to meet the obligations of the Partnership. The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales. Cash distributions received from the Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership. During the three months ended June 30, 2015 and 2014, no amounts were received from operations of its remaining Local Partnership.

During the three months ended June 30, 2015, cash and cash equivalents of the Partnership and its remaining consolidated Local Partnership increased by approximately $17,000. This increase was due to net cash provided by operating activities of approximately $31,000, an increase in cash held in escrow relating to investing activities of approximately $9,000, and principal payments of mortgage notes of approximately $5,000.

Total expenses from operations for the three months ended June 30, 2015 and 2014 excluding depreciation and amortization, interest and general and administrative – related parties, totaled $158,223 and $190,854, respectively.

Accounts payable from operations as of June 30, 2015 and March 31, 2015 were $94,544 and $103,619, respectively. Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of June 30, 2015 and March 31, 2015 was $8,091,071 and $7,989,688, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans. The secondary loans have provisions such that interest is accrued but not payable until a future date. The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

At June 30, 2015, the Partnership’s liabilities exceeded assets by $14,326,048 and for the three months ended June 30, 2015, had a net loss of $81,388. However, because 1) the provisions of the secondary loan defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Condensed Consolidated Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,863,300 and $1,847,000 were accrued and unpaid as of June 30, 2015 and March 31, 2015, respectively and are included in Due to General Partner and affiliates on the Condensed Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Results of Operations

The Partnership’s results of operations for the three months ended June 30, 2015 and 2014 consisted primarily of the results of the Partnership’s investment in the last remaining Local Partnership.

Rental income increased approximately 5% for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to a slight increase in occupancy at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, repairs and maintenance, operating and depreciation and amortization, remained fairly consistent with a decrease of approximately 1% for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014.

General and administrative expenses decreased approximately $12,000 for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to a decrease in salary and benefit expenses, book-keeping expenses and legal expenses at the Local Partnership.

Repair and maintenance expenses decreased approximately $6,000 for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to a decrease in HVAC expenses, security expenses, janitorial expenses and plumbing expenses at the Local Partnership.

Operating expenses decreased approximately $10,000 for the three months ended June 30, 2015, as compared to the corresponding period ended June 30, 2014, primarily due to an overall decrease in utility expenses at the remaining Local Partnership.

No depreciation and amortization was booked for the three months ended June 30, 2015 and 2014, respectively, primarily due to property and equipment being fully depreciated at the end of the year ended March 31, 2014.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The following is a summary of certain accounting estimates considered critical by the Partnership. The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the condensed consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2015.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. Property and equipment that are held for sale are included in discontinued operations. There were no assets classified as property and equipment-held for sale as of June 30, 2015.

During the three months ended June 30, 2015, the Partnership has not recorded any loss on impairment of assets. Through June 30, 2015, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures. The President (Principal Executive Officer) and Chief Financial Officer of Related Independence Associates, Inc., the general partner of the General Partner of the Partnership, have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)    Changes in Internal Controls over Financial Reporting. During the period ended June 30, 2015, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. – None

Item 1A.	Risk Factors. – No Changes

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. – None

Item 3.	Defaults Upon Senior Securities. – None

Item 4.	Mine Safety Disclosures. - None

Item 5.	Other Information. - None

Item 6.	Exhibits.

	(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

	(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

	(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

	(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

	(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

	(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

	(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

	(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(31.2)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

	(32.1)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	(32.2)+	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

	101+	The following items from this Quarterly Report on Form 10-Q formatted in Extensible Business Reporting Language: (i) Consolidated Balance Sheet (unaudited), (ii) Consolidated Statement of Operations (unaudited), (iii) Consolidated Statements of Changes in Partners’ (Deficit) Capital, (iv) Consolidated Statement of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements.

	*	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	**	Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704).

	+	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

		By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

		By:	CENTERLINE MANAGER LLC,
Manager

		By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

		By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	August 14, 2015		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	August 14, 2015		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

- 14 -