Form 10-Q
period 2015-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2015-11-13
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2015	2015
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents	$2,130,536	$2,309,123
Cash held in escrow	354,105	299,490
Deferred costs	—	8,426
Other assets	35,449	61,170

Total assets	$2,520,090	$2,678,209

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Liabilities
Mortgage notes payable	$6,670,450	$6,679,503
Accounts payable	62,400	103,619
Security deposit payable	54,747	57,435
Accrued interest payable	8,098,501	7,989,688
Due to local general partners and affiliates	120,000	125,766
Due to general partner and affiliates	2,037,477	1,966,858

Total liabilities	17,043,575	16,922,869

Commitments and contingencies (Note 5)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(17,546,181)	(17,302,450)
General partner	3,588,720	3,591,181

Independence Tax Credit Plus L.P. II total	(13,957,461)	(13,711,269)

Noncontrolling interests	(566,024)	(533,391)

Total partners’ (deficit) equity	(14,523,485)	(14,244,660)

Total liabilities and partners’ (deficit) equity	$2,520,090	$2,678,209

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Rental income	$207,580	$216,314	$422,383	$419,920
Other income	9,374	7,117	15,397	16,854

Total revenues	216,954	223,431	437,780	436,774

Expenses
General and administrative	108,461	83,977	189,528	177,303
General and administrative-related parties (Note 2)	60,556	39,330	99,611	77,444
Repairs and maintenance	50,873	62,233	84,042	101,749
Operating	34,881	31,420	56,167	62,438
Taxes	13,956	18,397	27,911	36,491
Insurance	8,750	8,600	17,500	17,500
Financial, principally interest	105,049	107,309	209,985	210,546

Total expenses	382,526	351,266	684,744	683,471

Net loss	(165,572)	(127,835)	(246,964)	(246,697)

Net loss attributable to noncontrolling interests	557	742	772	1,305

Net loss attributable to Independence Tax Credit Plus L.P. II	$(165,014)	$(127,093)	$(246,192)	$(245,392)

Net loss – limited partners	$(163,364)	$(125,822)	$(243,731)	$(242,938)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Net loss per weighted average BAC	$(2.77)	$(2.14)	$(4.14)	$(4.12)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Equity

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2015	$(14,244,660)	$(17,302,450)	$3,591,181	$(533,391)

Net loss	(246,964)	(243,731)	(2,461)	(772)

Distributions	(31,861)			(31,861)

Partners’ (deficit) equity – September 30, 2015	$(14,523,485)	$(17,546,181)	$3,588,720	$(566,024)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(246,964)	$(246,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(41,219)	24,678
Decrease in security deposit payable	(2,688)	(3,528)
Increase in accrued interest payable	108,813	150,106
Increase in cash held in escrow	(36,183)	(54,697)
Decrease in other assets	34,147	54,002
Decrease in due to local general partners and affiliates	(5,766)	(5,968)
Increase in due to general partner and affiliates	70,619	48,239

Total adjustments	127,723	212,832

Net cash used in operating activities	(119,241)	(33,865)

Cash flows from investing activities:
Increase in cash held in escrow	(18,432)	(18,432)

Net cash used in investing activities	(18,432)	(18,432)

Cash flows from financing activities:
Principal payments of mortgage notes	(9,053)	(8,495)
Distributions to noncontrolling interest	(31,861)	(18,094)

Net cash used in financing activities	(40,914)	(26,589)

Net decrease in cash and cash equivalents	(178,587)	(78,886)
Cash and cash equivalents at beginning of period	2,309,123	2,421,161
Cash and cash equivalents at end of period	$2,130,536	$2,342,275

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements as of September 30, include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credit. As of September 30, 2015, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independent Associates GP LLC, a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30. The remaining Local Partnership fiscal quarter ends June 30th.  Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends on September 30 in order to allow adequate time for the remaining Local Partnership’s financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnership has been eliminated in consolidation.

The net loss attributable to noncontrolling interests amounted to approximately $1,000 and $1,000 and $1,000 and $1,000 for the three and six months ended September 30, 2015 and 2014, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2015, the results of its operations for the three and six months ended September 30, 2015  and 2014 and its cash flows for the six months ended  September 30, 2015 and 2014.  However, the operating results and cash flows for the six months ended  September 30, 2015 may not be indicative of the results for the entire year.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the Presentation of Debt Issuance Costs. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update will be effective for the Partnership for all annual and interim periods beginning after December 15, 2015 and is required to be applied retroactively for all periods presented. This update will not have a material impact on the presentation of the Partnership’s financial position.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

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

A)Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Partnership management fees (a)	$16,750	$16,750	$33,500	$33,500
Expense reimbursement (b)	28,255	6,064	34,319	12,238
Local administrative fee (c)	1,250	1,250	2,500	2,500
Total general and administrative - General Partner	46,255	24,064	70,319	48,238

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	14,301	15,266	29,292	29,206
Total general and administrative-related parties	$60,556	$39,330	$99,611	$77,444

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,880,000 and $1,847,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively, and are included in the line item Due to general partner and affiliates in the condensed consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $65,000 and $30,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of September 30, 2015 and March 31, 2015, the subsidiary partnerships owed approximately $92,500 and $90,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

B)Due to Local General Partners and Affiliates

Due to local general partners and affiliates at September 30, 2015 and March 31, 2015 consists of the following:

	September 30,	March 31,
	2015	2015

Construction costs payable	$120,000	$120,000
Management and other operating advances	—	5,766
	$120,000	$125,766

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

September 30, 2015

(Unaudited)

Mortgage Notes Payable

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

	At September 30, 2015		At March 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,670,450	$3,376,960	$6,679,503	$3,267,996

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of its last remaining investment. As of September 30, 2015, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year;

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.

NOTE 5 – Commitments and Contingencies

a)     Liquidity

At September 30, 2015, the Partnership’s liabilities exceeded assets by $14,523,485 and for the six months ended  September 30,the Partnership had net loss of $246,964. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $1,880,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The mortgage payable balance of $6,670,450 and the accrued interest payable balance of $8,098,501, are of a nonrecourse nature and secured by the property.  The Partnership is currently in the process of disposing of its last remaining investment.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership.  The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has cash reserves of approximately $2,027,000 at September 30, 2015.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $103,000 for the six months ended  September 30, 2015.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015

(Unaudited)

d)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $14,301 and $15,266 and $29,292 and $29,206 for the three and six months ended September 30, 2015 and 2014, respectively and earned by an affiliate of the remaining Local General Partner.

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

f)     Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of these condensed consolidated financial statements and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership is in the process of disposing of its last remaining investment. As of September 30, 2015, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of its remaining Local Partnership.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the six months ended  September 30, 2015 and 2014, no amounts were received from operations of its remaining Local Partnership.

During the six months ended  September 30,2015, cash and cash equivalents of the Partnership and its remaining consolidated Local Partnership decreased by approximately $178,000.  This decrease was due to net cash used in operating activities of approximately $119,000, a decrease in cash held in escrow relating to investing activities of approximately $18,000, principal payments of mortgage notes of approximately $9,000 and distributions to noncontrolling interest $32,000.

Total expenses from operations for the three and six months ended September 30, 2015 and 2014 excluding interest and general and administrative – related parties, totaled $216,921 and $204,627 and $375,148 and $395,481, respectively.

Accounts payable from operations as of September 30, 2015 and March 31, 2015 were $62,400 and $103,619, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of September 30, 2015 and March 31, 2015 was $8,098,501 and $7,989,688, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans.  The secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership.  The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

At September 30, 2015, the Partnership’s liabilities exceeded assets by $14,523,485 and for the six months ended  September 30, 2015, had a net loss of $246,964. However, because 1) the provisions of the secondary loan defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Condensed Consolidated Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,880,000 and $1,847,000 were accrued and unpaid as of September 30, 2015 and March 31, 2015, respectively and are included in Due to General Partner and affiliates on the Condensed Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Results of Operations

The Partnership’s results of operations for the six months ended  September 30, 2015 and 2014 consisted primarily of the results of the Partnership’s investment in the last remaining Local Partnership.

Rental income remained fairly consistent with a decrease of approximately 4% for the three months ended September 30, 2015,  and an increase of less than 1% for the six months ended  September 30,2015, respectively, as compared to the corresponding period ended September 30, 2014,  primarily due to an increase in vacancy in the second quarter and an overall slight increase in occupancy at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative, general and administrative-related parties, and repairs and maintenance, remained fairly consistent with a decrease of approximately 2%  and 5% for the three and six months ended September 30, 2015, as compared to the corresponding period ended September 30, 2014.

General and administrative expenses increased approximately $24,000 and $12,000 for the three and six months ended September 30, 2015as compared to the corresponding period ended September 30, 2014, primarily due to an increase of legal expenses and consulting fees at the Partnership level, offset by a decrease in salary and benefit expenses, licenses and inspection expenses and audit expenses at the Local Partnership.

General and administrative expenses-related parties’ increased approximately $21,000 and $22,000 for the three and six months ended September 30, 2015,  as compared to the corresponding period ended September 30, 2014, primarily due to an increase of expense reimbursements resulting from a true-up in CAHA’s allocation method.

Repair and maintenance expenses decreased approximately $11,000 and $18,000 for the three and six months ended September 30, 2015, as compared to the corresponding period ended September 30, 2014, primarily due to a decrease in HVAC expenses, painting expenses and maintenance expenses at the Local Partnership.

No depreciation and amortization was booked for the six months ended  September 30, 2015 and 2014, respectively, primarily due to property and equipment being fully depreciated at the end of the year ended March 31, 2014.

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

During the six months ended  September 30, 2015, the Partnership has not recorded any loss on impairment of assets.  Through September 30, 2015, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

101

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

+Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	November 13, 2015	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	November 13, 2015	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)