Form 10-K
period 2016-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2016-06-29
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No  

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑   No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  ☑

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2015 was ($17,546,000) based on Limited Partner equity (deficit) as of such date.

Registrant’s voting and non-voting common equity is not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None

-  2  -

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

The Partnership’s business is primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have also been eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). As of March 31, 2016, the Partnership has ownership interests in one remaining investment.  As of March 31, 2016, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2016, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, all of which has been paid to the Local Partnerships.  See Item 2.  Properties below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales).  During the year ended March 31, 2016, the Partnership did not record any aggregate loss on impairment of assets. Through March 31, 2016, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of assets.

The Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally does not have any adverse impact on the fair value of the Local Partnerships.

-  3  -

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

Sale of Underlying Local Partnerships

The Partnership is in the process of disposing of its last remaining investment. As of March 31, 2016, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however, there can be no assurance as to that timing or the amount of proceeds that may be received.  However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

Item 1A.  Risk Factors.

See item 1, “Business”.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes.  As of March 31, 2016, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  The Partnership’s investment in the last remaining Local Partnership represents 98.99% of the partnership interest in such Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

-  4  -

Local Partnership Schedule

Name and Location		% of Units Occupied at May 1,
(Number of Units)	Date Acquired	2016	2015	2014	2013	2012

Lincoln Renaissance
Reading, PA (52)	April 1993	(c)	(c)	(c)	(c)	(c)

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993	(d)	(d)	(d)	(d)	95%

Mansion Court Associates
Philadelphia, PA (30)	November 1993	(c)	(c)	(c)	(c)	(c)

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	(b)	(b)	(b)	(b)	(b)

Renaissance Plaza ‘93 Associates, L.P.
Baltimore, MD (95)	February 1994	94%	99%	93%	96%	91%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	(a)	(a)	(a)	(a)	(a)

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	(b)	(b)	(b)	(b)	(b)

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	(b)	(b)	(b)	(b)	(b)

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	(b)	(b)	(b)	(b)	(b)

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	(c)	(c)	(c)	(c)	(c)

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	(a)	(a)	(a)	(a)	(a)

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	(b)	(b)	(b)	(b)	(b)

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	(e)	(e)	(e)	(e)	99%

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	(c)	(c)	(c)	(c)	(c)

Affordable Greene Associates L.P.
New York, NY (41)	April 1995	(d)	(d)	(d)	(d)	100%

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

-  5  -

(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

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

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

-  6  -

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2016, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of May 6, 2016, the Partnership has approximately 3,434 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2016.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

•	The Partnership requires that all tender offers for its units be conducted in accordance with all applicable law including, without limitation, the federal securities laws.

-  7  -

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of its Offering in fifteen Local Partnerships, all of which has been paid. The Partnership does not intend to acquire additional Properties.  During the year ended March 31, 2016, the Partnership did not make any advances to the remaining Local Partnership.

As of March 31, 2016, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.

Short-term

During the year ended March 31, 2016, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves and (iii) cash distributions from operations of its remaining Local Partnership. Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from its remaining Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2016 and 2015, no amounts were received from operations of the remaining Local Partnership. The Partnership will not be able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2016, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $365,000.  This decrease was due to net cash used in operating activities ($278,000), principal payments of mortgage notes ($18,000), an increase in cash held in escrow relating to investing activities ($37,000), and a distribution to non-controlling interest ($32,000). No depreciation and amortization was recorded by the Partnership in the current year.

Total expenses for the years ended March 31, 2016 and 2015, respectively, excluding interest and general and administrative – related parties, totaled $824,924 and $781,448, respectively.

Accounts payable as of March 31, 2016 and 2015 were $110,742 and $103,619, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership.  Accrued interest as of March 31, 2016 and 2015 was $8,303,028 and $7,989,688, respectively.  Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of the Local Partnership. In addition, the Local Partnership’s mortgage notes are collateralized by the land and buildings of the Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated cash reserve of approximately $1,812,000 at March 31, 2016. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At March 31, 2016, the Partnership’s liabilities exceeded assets by $14,867,356 and for the year ended March 31, 2016, the Partnership had a net loss of $(590,835).   However, because 1) the provisions of the secondary loan defers the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Consolidated Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

-  8  -

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,847,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively and are included in Due to general partner and affiliates on the Consolidated Balance Sheets.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There were no assets classified as property and equipment-held for sale as of March 31, 2016.

During the year ended March 31, 2016, the Partnership did not record any loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2016, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

-  9  -

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

Recently Issued Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. The Partnership does not expect ASU 2015-07 to have a material impact on its consolidated financial statements.

In April, 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the presentation of Debt Issuance Cost. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update is effective for the Partnership for all annual and interim periods beginning December 15, 2015 and is required to be applied retroactively for all periods presented. This update will not have a material impact on the presentation of the Partnership’s financial position.

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2016 and 2015, respectively.

The net loss from operations for the years ended March 31, 2016 and 2015 totaled ($590,835) and ($493,313), respectively.

2016 vs. 2015

Rental income decreased by approximately 2% for the year ended March 31, 2016 as compared to the corresponding year ended March 31, 2015, primarily due to a decrease in occupancy at the remaining Local Partnership.

-  10  -

Total expenses from operations, excluding general and administrative for related parties, general and administrative for non-related parties and operating expenses, remained consistent with a decrease of approximately 2% for the year ended March 31, 2016 as compared with the corresponding year ended March 31, 2015.

General and administrative for non-related parties expenses increased approximately $63,000 for the year ended March 31, 2016 as compared to the corresponding year ended March 31, 2015, primarily due to an increase in legal expenses, tax preparation expenses and other professional fees incurred at the Partnership level; in addition to an increase in salaries and benefits expenses, office expenses and bad debt expenses at the remaining Local Partnership.

General and administrative for related parties expenses increased approximately $37,000 for the year ended March 31, 2016 as compared to the corresponding year ended March 31, 2015, primarily due to an increase in overhead expenses allocated from CAHA.

Operating expenses decreased approximately $8,000 for the year ended March 31, 2016 as compared to the corresponding year ended March 31, 2015, primarily due to an overall decrease in utility expenses at the remaining Local Partnership.

Property tax expense decreased approximately $9,000 for the year ended March 31, 2016 as compared to the corresponding year ended March 31, 2015 due to a reduction in the assessed value of the building causing a decrease in property taxes at the remaining Local Partnership.

During the years ended March 31, 2016 and 2015, the Partnership did not record any depreciation and amortization primarily due to property and equipment being fully depreciated at the end of the year ended March 31, 2014.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

-  11  -

Item 8.  Financial Statements and Supplementary Data.

-  12  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

(A Delaware Limited Partnership)

We have audited the accompanying consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) as of March 31, 2016 and 2015, and the related consolidated statements of operations, changes in partners’ (deficit) equity, and cash flows for the years ended March 31, 2016 and 2015 (the 2015 and 2014 Fiscal Years), respectively.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements for the subsidiary partnership (Fiscal Years 2015 and 2014) subsidiary partnerships whose losses aggregated $278,562 and $267,505 for the years ended March 31, 2016 and 2015, and whose assets constituted 22% and 19% of the Partnership’s assets at March 31, 2016 and 2015, presented in the accompanying consolidated financial statements.  The financial statements of the subsidiary partnership (2015 and 2014 Fiscal Years) was audited by other auditors whose reports thereon have been furnished to us and our opinion expressed herein, insofar as it relates to the amounts included for this subsidiary partnership, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits, and the reports of the other auditors referred to above, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 29, 2016

-  13  -

[COHNREZNICK LLP LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Partners

Renaissance Plaza 93 Associates, L.P.

Report on the Financial Statements

We have audited the accompanying financial statements of Renaissance Plaza 93 Associates, L.P., which comprise the balance sheet as of December 31, 2015 and the related statements of operations, partner’s equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2015, the results  of  its  operations  and  its  cash  flows  for  the  year  then ended  in  accordance  with accounting principles generally accepted in the United States of America.

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

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our report dated February 18, 2016, on our consideration of Renaissance Plaza 93 Associates, L.P.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards in considering Renaissance Plaza 93 Associates, L.P.’s internal control over financial reporting and compliance.

/s/ CohnReznick LLP
Chicago, Illinois	Taxpayer Identification Number:
February 28, 2016	22-1478099
Lead Auditor: Nelson Gomez, CPA

-  14  -

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

/s/ CohnReznick LLP
Chicago, Illinois	Taxpayer Identification Number:
February 24, 2015	22-1478099
Lead Auditor: Nelson Gomez, CPA

-  15  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS

Cash and cash equivalents (Notes 2, 3 and 11)	$1,943,788	$2,309,123
Cash held in escrow (Notes 3 and 5)	318,460	299,490
Deferred costs (Note 6)	—	8,426
Other assets	65,719	61,170

Total assets	$2,327,967	$2,678,209

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Liabilities
Mortgage notes payable (Note 7)	$6,661,104	$6,679,503
Accounts payable	110,742	103,619
Security deposit payable	53,164	57,435
Accrued interest payable	8,303,028	7,989,688
Due to local general partners and affiliates (Note 8)	125,699	125,766
Due to general partner and affiliates (Note 8)	1,941,586	1,966,858

Total liabilities	17,195,323	16,922,869

Commitments and contingencies (Note 7, 8 and 11)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(17,884,591)	(17,302,450)
General partner	3,585,301	3,591,181

Independence Tax Credit Plus L.P. II total	(14,299,290)	(13,711,269)

Noncontrolling interests	(568,066)	(533,391)

Total partners’ (deficit) equity	(14,867,356)	(14,244,660)

Total liabilities and partners’ (deficit) equity	$2,327,967	$2,678,209

See accompanying notes to consolidated financial statements.

-  16  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015

Revenues
Rental income	$820,528	$837,887
Other income	28,412	29,619

Total revenues	848,940	867,506

Expenses
General and administrative	399,081	336,228
General and administrative-related parties (Note 8)	192,160	155,542
Repairs and maintenance	196,065	197,249
Operating	138,737	146,645
Taxes	55,821	64,479
Insurance	35,220	36,847
Financial, principally interest	422,691	423,829

Total expenses	1,439,775	1,360,819

Net loss	(590,835)	(493,313)

Net loss attributable to noncontrolling interests	2,814	2,702

Net loss attributable to Independence Tax Credit Plus L.P. II	$(588,021)	$(490,611)

Net loss – limited partners	$(582,141)	$(485,705)

Number of BACs outstanding	58,928	58,928

Net loss per weighted average BAC	$(9.88)	$(8.24)

See accompanying notes to consolidated financial statements.

-  17  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2014	$(13,733,253)	$(16,816,745)	$3,596,087	$(512,595)

Net loss	(493,313)	(485,705)	(4,906)	(2,702)

Distributions	(18,094)			(18,094)

Partners’ (deficit) equity – March 31, 2015	(14,244,660)	(17,302,450)	3,591,181	(533,391)

Net loss	(590,835)	(582,141)	(5,880)	(2,814)

Distributions	(31,861)	—	—	(31,861)

Partners’ (deficit) equity – March 31, 2016	$(14,867,356)	$(17,884,591)	$3,585,301	$(568,066)

See accompanying notes to consolidated financial statements.

-  18  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(590,835)	$(493,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,123	(5,780)
(Decrease) increase in security deposit payable	(4,271)	230
Increase in accrued interest payable	313,340	354,640
Decrease (increase) in cash held in escrow	17,894	(8,864)
Decrease (increase) in other assets	3,877	(871)
Decrease in due to local general partners and affiliates	(67)	(202)
(Decrease) increase in due to general partner and affiliates	(25,272)	96,367

Total adjustments	312,624	435,520

Net cash used in operating activities	(278,211)	(57,793)

Cash flows from investing activities:
Increase in cash held in escrow	(36,864)	(18,885)

Net cash used in investing activities	(36,864)	(18,885)

Cash flows from financing activities:
Principal payments of mortgage notes	(18,399)	(17,266)
Distributions to noncontrolling interest	(31,861)	(18,094)

Net cash used in financing activities	(50,260)	(35,360)

Net decrease in cash and cash equivalents	(365,335)	(112,038)
Cash and cash equivalents at beginning of period	2,309,123	2,421,161
Cash and cash equivalents at end of period	$1,943,788	$2,309,123

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$109,351	$69,192

See accompanying notes to consolidated financial statements.

-  19  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

The Partnership had originally acquired interests in fifteen subsidiary partnerships. As of March 31, 2016, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and one (2015 and 2014 Fiscal Years) subsidiary partnership in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. As of March 31, 2016, the Partnership has ownership interests in one remaining investment. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary Local Partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The loss attributable to noncontrolling interests amounted to $2,814 and $2,702 for the years ended March 31, 2016 and 2015, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

-  20  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There are no assets classified as property and equipment-held for sale at March 31, 2016.

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

Other revenues from operations include the following amounts at both the Partnership and Local Partnership level:

	Years Ended March 31,
	2016	2015

Interest	$39	$47
Other	28,373	29,572

Total other revenue	$28,412	$29,619

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

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years.  As of and during the year ended March 31, 2016, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2016, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2012 forward.

g)  Recently Issued Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share

-  21  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

practical expedient. The Partnership does not expect ASU 2015-07 to have a material impact on its consolidated financial statements.

In April, 2015, the FASB issued Accounting Standard Update 2015-03: Simplifying the presentation of Debt Issuance Cost. This update requires capitalized debt issuance costs to be presented as a reduction to the carrying value of debt instead of being classified as a deferred charge, as currently required. This update is effective for the Partnership for all annual and interim periods beginning December 15, 2015 and is required to be applied retroactively for all periods presented. This update will not have a material impact on the presentation of the Partnership’s financial position.

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

Cash and Cash Equivalents and Cash Held in Escrow

The carrying amount approximates fair value.

Accounts Payable and Other Liabilities

The carrying amounts approximate fair value due to their short-term nature.

-  22  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

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

Level 1:Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2:Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:Unobservable inputs that reflect the Partnership’s own assumptions.

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

	At March 31, 2016		At March 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,661,104	$3,433,088	$6,679,503	$3,267,996

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

NOTE 4 – Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

			Estimated
	March 31,		Useful Lives
	2016	2015	(Years)

Land	$686,616	$686,616	—
Building and improvements	4,862,007	4,862,007	10-40
Furniture and fixtures	69,885	69,885	5-10
	5,618,508	5,618,508
Less: Accumulated depreciation	(5,618,508)	(5,618,508)

	$—	$—

-  23  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Original acquisition costs totaling $4,369,919, of which $3,501,977 was paid to the General Partner, are included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2015 and 2014 amounted to $0 and $0, respectively.

NOTE 5 – Cash Held in Escrow

Cash held in escrow from operations consists of the following:

	March 31,
	2016	2015

Real estate taxes, insurance and other	$48,826	$61,838
Reserve for replacements	213,933	177,069
Tenant security deposits	55,701	60,583

Total cash held in escrow	$318,460	$299,490

NOTE 6 – Deferred Costs

The components of deferred costs are as follows:

	March 31,
	2016	2015	Period

Other	$—	$8,426	various

Total deferred costs	$—	$8,426

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

Accrued interest payable as of March 31, 2016 and 2015 was $8,303,028 and $7,989,688, respectively. Interest accrues on the mortgage loan, which include primary and secondary loans.  The remaining secondary loan has a provision such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loan (which makes up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership or through assumption by the buyer upon sale of the Partnership interest in such Local Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves and escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (see Note 5). Monthly deposits of approximately $3,000 from operations were made for replacement reserves.

-  24  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

Annual principal payment requirements for mortgage notes from operations payable by the subsidiary partnership for each of the next five calendar years and thereafter are as follows:

Year ending December 31,	Amount

2016	$16,988
2017	18,076
2018	19,233
2019	20,464
2020	21,773
Thereafter	6,564,570

$6,661,104

NOTE 8 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in the remaining subsidiary partnership.

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2016 and 2015 were as follows:

	Years Ended March 31,
	2016	2015

Partnership management fees (a)	$67,000	$67,000
Expense reimbursement (b)	62,576	24,367
Local administrative fee (c)	5,000	5,000
Total general and administrative - General Partner	134,576	96,367

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	57,584	59,175
Total general and administrative-related parties	$192,160	$155,542

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,847,000 and $1,847,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $0 and $30,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

-  25  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

(c)

Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from the remaining subsidiary partnership.  Local administrative fees owed to Independence SLP L.P. amounting to approximately $95,000 and $90,000 were accrued and unpaid as of March 31, 2016 and 2015, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2016 and 2015 consists of the following:

	March 31,
	2016	2015

Construction costs payable	$120,000	$120,000
Management and other operating advances	5,699	5,766
	$125,699	$125,766

NOTE 9 – Taxable Net Income

A reconciliation of the consolidated financial statement net (loss) income to the taxable net (loss) income for the Partnership and its consolidated subsidiaries is as follows:

	Years Ended March 31,
	2016	2015

Consolidated financial statement net (loss) income	$(588,021)	$(490,611)

Differences between depreciation and amortization expense recorded for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(453,679)	(453,430)

Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	(47,281)	31,437

Net (loss) income as shown on the income tax return for the calendar year ended	$(1,088,981)	$(912,604)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2016, the tax basis net assets exceeded the financial statement net assets by approximately $3,150,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 10 – Sale of Properties

The Partnership is in the process of disposing of its last remaining investment. As of March 31, 2016, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however, there can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  However, based on the historical operating results of the remaining Local Partnership

-  26  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.

NOTE 11 – Commitments and Contingencies

a)	Liquidity

At March 31, 2016, the Partnership’s liabilities exceeded assets by $14,867,356 and for the year then ended, the partnership had net loss of $(590,835).  These factors raise doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 8, partnership management fees of approximately $1,847,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The entire mortgage payable balance of $6,661,104 and the accrued interest payable balance of $8,303,028 are of a nonrecourse nature and secured by the remaining property.  The Partnership is currently in the process of disposing of its last remaining investment.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership.  The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has cash reserves of approximately $1,812,000 at March 31, 2016.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $183,000 for the year ended March 31, 2016.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At March 31, 2016, approximately $1,500,000 was in excess of the federally insured limits.

c)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

d)	Property Management Fees

Property and incentive management fees incurred by the remaining subsidiary partnership amounted to $57,584 and $59,175 for the years ended March 31, 2016 and 2015, respectively.  Of these fees $57,584 and $59,175 were earned by affiliates of the Local General Partners.

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

-  27  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

f)	Subsequent Events

We evaluated all subsequent events from the consolidated balance sheet date through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements.

-  28  -

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2016.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.

Based on their assessment, management concluded that, as of March 31, 2016, the Partnership’s internal control over financial reporting is effective. The Partnership provides reasonable assurance that information required to be disclosed in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(c)  Changes in Internal Controls over Financial Reporting.  During the year ended March 31, 2016, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

-  29  -

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

MARK B. HATTIER, is the Chief Financial Officer of IAGL and Alden Torch Financial LLC. Prior to joining ATF, Mr. Hattier was a Senior Managing Director of HCP Pacific Asset Management LLC. Mr. Hattier has over 24 years of experience in the structured finance and affordable housing industries. Prior to joining Hunt, Mr. Hattier was a Vice President of various subsidiaries of Capmark Financial Group Inc. From 2007 - 2012, Mr. Hattier was responsible for the negotiation with counterparties in the restructuring and settlement of claims and liabilities related to Capmark’s low-income housing tax credit (“LIHTC”) transactions. Mr. Hattier structured and supervised the sale of Capmark’s LIHTC business assets and the resolution of “total return swap” and other derivatives claims. From 1999 – 2007, Mr. Hattier managed Capmark’s proprietary tax-exempt bond and related derivatives portfolios, which included a substantial sub-portfolio of affordable housing bonds. From 1989 – 1993 and 1993 – 1999, Mr. Hattier was a Vice President , in the municipal finance departments of investment banks Howard, Weil, Labouisse, Friedrichs Inc. and Stephens Inc., respectively. Mr. Hattier’s focus was structured finance and asset backed finance. Mr. Hattier received his A.B. in Economics from Harvard College. Mr. Hattier earned and maintains the designations “Chartered Financial Analyst” and “Financial Risk Manager.”

ALAN T. FAIR is the President (Principal Executive Officer) of IAGL and Chief Executive Officer of Alden Torch Financial LLC. Mr. Fair has over 25 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming Alden Torch Financial LLC, Mr. Fair was President of Hunt Capital Partners, LLC and an Executive Director of HCP Pacific Asset Management LLC. Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc.  He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process.  During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing.  Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities.  From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College of Law.  He is a member of the State Bar in Colorado.

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

-  30  -

payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.  See Note 8 in Item 8 above, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Ownership	Beneficial Ownership	of Class

General Partnership Interest in the Partnership	Related Independence	$1,000 capital contribution –	100%
	Associates L.P.	directly owned
1225 17th Street
Denver, Colorado 80202

Independence SLP L.P., a limited partnership whose general partner is the general partner of the General Partner of the Partnership and which acts as the special limited partner of each Local Partnership, holds a .01% limited partnership interest in each Local Partnership. See Note 8 in Item 8 above, which information is incorporated herein by reference thereto.

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 24, 2016, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2)	7.6%

J. Michael Fried	4,453.20	(2) (3)	7.6%

Alan P. Hirmes	4,453.20	(2) (3)	7.6%

Stuart J. Boesky	4,453.20	(2) (3)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3)	7.6%

Denise L. Kiley	4,453.20	(2) (3)	7.6%

Mark B. Hattier	—		—

Alan T. Fair	—		—

All executive officers of the general partner of the Related
General Partner as a group (two persons)

(1)	The address for each of the persons in the table is 1225 17th Street, Denver, Colorado 80202.
(2)

Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).  All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of May 12, 2016, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

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

-  31  -

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2016 and 2015 and for the reviews of the consolidated financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $65,000 and $65,000, respectively.

Audit – Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

-  32  -

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	13-15

	Consolidated Balance Sheets at March 31, 2016 and 2015	16

	Consolidated Statements of Operations for the Years Ended March 31, 2016 and 2015	17

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2016 and 2015	18

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2016 and 2015	19

	Notes to Consolidated Financial Statements	20

(a) 2.	Condensed Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	37

	Schedule I - Condensed Financial Information of Registrant	38

	Schedule III - Real Estate and Accumulated Depreciation	41

	All other schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	34

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2) +	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

(32.2) + 101+

Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

The following items from this annual Report on Form of 10-K formatted in Extensible Business Reporting Language:

(i) Consolidated Balance Sheet, (ii) Consolidated Statement of Operations, (iii) Consolidated Statement of Changes in

Partners’ (Deficit) Capital, (iv) Consolidated Statement of Cash Flows, (v) Notes to the Consolidated Financial

Statements, (vii) Financial Statement Schedule (3), and (viii) Financial Statement Schedule (1).

*Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 33-37704)

**Incorporated herein as an exhibit by reference to exhibits filed with Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (Registration No. 33-37704)

+Filed herewith.

-  33  -

Subsidiaries of the Registrant (Exhibit 21).	Jurisdiction of Organization

Renaissance Plaza ‘93 Associates, L.P.	MD

-  34  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

		By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

		By:	CENTERLINE MANAGER LLC,
Manager

		By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

		By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	June 29, 2016		By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	June 29, 2016		By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)

-  35  -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark B. Hattier	Chief Financial Officer of Centerline Capital Group LLC	June 29, 2016
Mark B. Hattier

/s/ Alan T. Fair	President (Principal Executive Officer) of Centerline Capital Group LLC	June 29, 2016
Alan T. Fair

-  36  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

(A Delaware Limited Partnership)

In connection with our audits of the consolidated financial statements of Independence Tax Credit Plus L.P. II and Subsidiaries (A Delaware Limited Partnership) included in this Form 10-K as presented in our opinion dated June 29, 2016 on page 13, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2016 and 2015 Fiscal Years and Schedule III at March 31, 2016 and 2015.  In our opinion, and based on the reports of the other auditors, these schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

/s/ RAICH ENDE & MALTER CO. LLP

RAICH ENDE & MALTER CO. LLP

New York, New York

June 29, 2016

-  37  -

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIP)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2016	2015

Cash and cash equivalents	$1,811,968	$2,148,999
Other assets	11,775	17,714

Total assets	$1,823,743	$2,166,713

LIABILITIES AND PARTNERS' CAPITAL

Due to general partner and affiliates	$1,846,586	$1,876,858
Other liabilities	55,000	55,429

Total liabilities	1,901,586	1,932,287

Partners’ capital	(77,843)	234,426

Total liabilities and partners’ capital	$1,823,743	$2,166,713

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

-  38  -

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended March 31,
	2016	2015

Expenses

Administrative and management	$129,576	$134,440
Administrative and management-related parties	182,697	91,368

Total expenses	312,273	225,808

Loss from operations	(312,273)	(225,808)

Net (loss) income	$(312,273)	$(225,808)

-  39  -

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(312,273)	$(225,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in assets:
Other assets	5,945	(5,941)
(Decrease) increase in liabilities:
Due to general partners and affiliates	(30,272)	91,367
Other liabilities	(431)	10,429
Total adjustments	(24,758)	95,855

Net cash used in operating activities	(337,031)	(129,953)

Net decrease in cash and cash equivalents	(337,031)	(129,953)

Cash and cash equivalents, beginning of year	2,148,999	2,278,952

Cash and cash equivalents, end of year	$1,811,968	$2,148,999

-  40  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2016

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period
				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Computed *

Apartment Complexes

Renaissance Plaza Assoc.
Baltimore, MD	$6,661,104	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,618,508	1994-95	Feb. 1994	27.5

	$6,661,104	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,618,508

* Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

-  41  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2016

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	Years Ended March 31,
	2016	2015	2016	2015

Balance at beginning of period	$5,618,508	$5,618,508	$5,618,508	$5,618,508
Additions during period:
Depreciation expense	—	—	—	—

Balance at close of period	$5,618,508	$5,618,508	$5,618,508	$5,618,508

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

-  42  -