Form 10-Q
period 2016-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2016-11-14
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Cash and cash equivalents (Notes 2 and 3)	$1,771,844	$1,943,788
Cash held in escrow	376,203	318,460
Other assets	21,360	65,719

Total assets	$2,169,407	$2,327,967

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Liabilities
Mortgage notes payable	$6,651,457	$6,661,104
Accounts payable	164,535	110,742
Security deposit payable	49,939	53,164
Accrued interest payable	8,439,627	8,303,028
Due to local general partners and affiliates	120,000	125,699
Due to general partner and affiliates	2,011,932	1,941,586

Total liabilities	17,437,490	17,195,323

Commitments and contingencies (Note 5)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(18,279,010)	(17,884,591)
General partner	3,581,317	3,585,301

Independence Tax Credit Plus L.P. II total	(14,697,693)	(14,299,290)

Noncontrolling interests	(570,390)	(568,066)

Total partners’ (deficit) equity	(15,268,083)	(14,867,356)

Total liabilities and partners’ (deficit) equity	$2,169,407	$2,327,967

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues
Rental income	$200,801	$207,580	$405,410	$422,383
Other income	5,908	9,374	10,737	15,397

Total revenues	206,709	216,954	416,147	437,780

Expenses
General and administrative	120,622	108,461	317,424	189,528
General and administrative-related parties (Note 2)	56,839	60,556	95,185	99,611
Repairs and maintenance	62,299	50,873	107,804	84,042
Operating	20,313	34,881	41,351	56,167
Taxes	14,152	13,956	28,173	27,911
Insurance	8,750	8,750	17,500	17,500
Financial, principally interest	104,719	105,049	209,437	209,985

Total expenses	387,694	382,526	816,874	684,744

Net loss	(180,985)	(165,572)	(400,727)	(246,964)

Net loss attributable to noncontrolling interests	1,048	557	2,324	772

Net loss attributable to Independence Tax Credit Plus L.P. II	$(179,937)	$(165,014)	$(398,403)	$(246,192)

Net loss – limited partners	$(178,138)	$(163,364)	$(394,419)	$(243,731)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Net loss per weighted average BAC	$(3.02)	$(2.77)	$(6.69)	$(4.14)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Equity

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2016	$(14,867,356)	$(17,884,591)	$3,585,301	$(568,066)

Net loss	(400,727)	(394,419)	(3,984)	(2,324)

Partners’ (deficit) equity – September 30, 2016	$(15,268,083)	$(18,279,010)	$3,581,317	$(570,390)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(400,727)	$(246,964)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	53,793	(41,219)
Decrease in security deposit payable	(3,225)	(2,688)
Increase in accrued interest payable	136,599	108,813
Increase in cash held in escrow	(39,310)	(36,183)
Decrease in other assets	44,359	34,147
Decrease in due to local general partners and affiliates	(5,699)	(5,766)
Increase in due to general partner and affiliates	70,346	70,619

Total adjustments	256,863	127,723

Net cash used in operating activities	(143,864)	(119,241)

Cash flows from investing activities:
Increase in cash held in escrow	(18,433)	(18,432)

Net cash used in investing activities	(18,433)	(18,432)

Cash flows from financing activities:
Principal payments of mortgage notes	(9,647)	(9,053)
Distributions to noncontrolling interest	—	(31,861)

Net cash used in financing activities	(9,647)	(40,914)

Net decrease in cash and cash equivalents	(171,944)	(178,587)
Cash and cash equivalents at beginning of period	1,943,788	2,309,123
Cash and cash equivalents at end of period	$1,771,844	$2,130,536

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 – General

The condensed consolidated financial statements as of September 30, 2016 include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credit. As of September 30, 2016, the Partnership has ownership interests in one remaining investment. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independent Associates GP LLC, a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has contractual obligation to act on behalf of the Partnership, to remove the general partner of each of the subsidiary partnerships (each a “Local General Partner”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30. The remaining Local Partnership’s fiscal quarter ends June 30th.  Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends on September 30 in order to allow adequate time for the remaining Local Partnership’s financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnership has been eliminated in consolidation.

The net loss attributable to noncontrolling interests amounted to approximately $1,048 and $557 and $2,324 and $772 for the three and six months ended September 30, 2016 and 2015, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2016, the results of its operations for the three and six months ended September 30, 2016  and 2015 and its cash flows for the six months ended September 30, 2016 and 2015.  However, the operating results and cash flows for the six months ended September 30, 2016 may not be indicative of the results for the entire year.

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

September 30, 2016

(Unaudited)

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., has a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also has a minority interest in certain local partnerships.

A)Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Partnership management fees (a)	$16,750	$16,750	$33,500	$33,500
Expense reimbursement (b)	24,968	28,255	31,288	34,319
Local administrative fee (c)	1,250	1,250	2,500	2,500
Total general and administrative - General Partner	42,968	46,255	67,288	70,319

Property management fees incurred to affiliates of the subsidiary partnerships’ general partners	13,871	14,301	27,897	29,292
Total general and administrative-related parties	$56,839	$60,556	$95,185	$99,611

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,880,000 and $1,847,000 were accrued and unpaid as of September 30, 2016 and March 31, 2016, respectively, and are included in the line item Due to general partner and affiliates in the condensed consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $13,000 and $0 were accrued and unpaid as of September 30, 2016 and March 31, 2016, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of September 30, 2016 and March 31, 2016, the subsidiary partnerships owed approximately $97,500 and $95,000, respectively, of these fees to

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

Independence SLP L.P. These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

As of September 30, 2016 and March 31, 2016, the Partnership owed approximately $3,000 and $0, respectively, to the General Partner for expenses paid on its behalf.

B)Due to Local General Partners and Affiliates

Due to local general partners and affiliates at September 30, 2016 and March 31, 2016 consists of the following:

	September 30,	March 31,
	2016	2016

Construction costs payable	$120,000	$120,000
Management and other operating advances	—	5,699
	$120,000	$125,699

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

September 30, 2016

(Unaudited)

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

	At September 30, 2016		At March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,651,457	$3,548,749	$6,661,104	$3,433,088

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

NOTE 4 – Sale of Properties

The Partnership is in the process of disposing of its last remaining investment. As of September 30, 2016, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the limited partners their original investments.

NOTE 5 – Commitments and Contingencies

a)     Liquidity

At September 30, 2016, the Partnership’s liabilities exceeded assets by $15,268,083 and for the six months ended September 30, the Partnership had net loss of $400,727. These factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 2, partnership management fees of approximately $1,880,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2016

(Unaudited)

The mortgage payable balance of $6,651,457 and the accrued interest payable balance of $8,439,627, are of a nonrecourse nature and secured by the property.  The Partnership is currently in the process of disposing of its last remaining investment.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership.  The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has cash reserves of approximately $1,687,000 at September 30, 2016.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $106,000 for the six months ended September 30, 2016.

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

d)     Property Management Fees

Property management fees incurred by the Local Partnerships amounted to $13,871 and $14,301 and $27,897 and $29,292 for the three and six months ended September 30, 2016 and 2015, respectively and earned by an affiliate of the remaining Local General Partner.

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

September 30, 2016

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership is in the process of disposing of its last remaining investment. As of September 30, 2016, the Partnership had sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. The Partnership is expecting to dispose of its last remaining investment within the next year; however there can be no assurance when the remaining investment will be disposed of or the amount of proceeds which may be received. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sale received by the Partnership will not be sufficient to return to the BACs holders their original investments.  All gains and losses on sales are included in discontinued operations.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; and (iii) cash distributions from operations of its remaining Local Partnership.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the six months ended September 30, 2016 and 2015, no amounts were received from operations of its remaining Local Partnership.

During the six months ended September 30, 2016, cash and cash equivalents of the Partnership and its remaining consolidated Local Partnership decreased by approximately $172,000.  This decrease was due to net cash used in operating activities of approximately $144,000,  an increase in cash held in escrow relating to investing activities of approximately $18,000 and principal payments of mortgage notes of approximately $10,000.

Total expenses from operations for the three and six months ended September 30, 2016 and 2015 excluding interest and general and administrative – related parties, totaled $226,136 and $216,921 and $512,252 and $375,148, respectively.

Accounts payable from operations as of September 30, 2016 and March 31, 2016 were $164,535 and $110,742, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accrued interest payable from operations as of September 30, 2016 and March 31, 2016 was $8,439,627 and $8,303,028, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans.  The secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage notes are collateralized by its land and buildings, and are without further recourse to the Partnership.  The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

At September 30, 2016, the Partnership’s liabilities exceeded assets by $15,268,083 and for the six months ended September 30, 2016, had a net loss of $400,727. However, because 1) the provisions of the secondary loan defer the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Condensed Consolidated Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,880,000 and $1,847,000 were accrued and unpaid as of September 30, 2016 and March 31, 2016, respectively and are included in Due to General Partner and affiliates on the Condensed Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

Results of Operations

The Partnership’s results of operations for the six months ended September 30, 2016 and 2015 consisted primarily of the results of the Partnership’s investment in the last remaining Local Partnership.

Rental income remained fairly consistent with a decrease of approximately 3% and 4% for the three and six months ended September 30, 2016,  as compared to the corresponding period ended September 30, 2015,  primarily due to an overall slight increase in vacancy and bad debt expense at the remaining Local Partnership.

Total expenses from operations, excluding general and administrative for non-related parties, operating expenses and repairs and maintenance, remained fairly consistent with a decrease of approximately 1%  for the three and six months ended September 30, 2016, as compared to the corresponding period ended September 30, 2015.

General and administrative for non-related parties’ expenses increased approximately $12,000 and $128,000 for the three and six months ended September 30, 2016  as compared to the corresponding period ended September 30, 2015, primarily due to an increase of legal expenses at the Partnership level and at the remaining Local Partnership.

Repair and maintenance expenses increased approximately $11,000 and $24,000 for the three and six months ended September 30, 2016, as compared to the corresponding period ended September 30, 2015,  the increase was primarily due to an increase in elevator repair expenses, HVAC expenses, sprinkler repairs expenses, plumbing expenses and cleaning contract expenses at the Local Partnership.

Operating expenses decreased approximately $15,000 and $15,000 for the three and six months ended September 30, 2016, as compared to the corresponding period ended September 30, 2015, due to an overall decrease in utilities’ expense at the remaining Local Partnership.

No depreciation and amortization was booked for the six months ended September 30, 2016 and 2015, respectively, primarily due to property and equipment being fully depreciated at the end of the year ended March 31, 2015.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  There were no assets classified as property and equipment-held for sale as of September 30, 2016.

During the six months ended September 30, 2016, the Partnership has not recorded any loss on impairment of assets.  Through 2016, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

(b)    Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2016, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	November 14, 2016	By:	/s/ Mark B. Hattier
Mark B. Hattier
Chief Financial Officer

Date:	November 14, 2016	By:	/s/ Alan T. Fair
Alan T. Fair
President (Principal Executive Officer)