Form 10-K
period 2017-03-31
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2017-06-29
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		(Do not check if a	Emerging growth company ☐
smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes     No  ☑



If an emerging growth company, indicate by check mark if the registrant has elected not to use the elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act  ☐

The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 30, 2016 was ($18,279,000) based on Limited Partner equity (deficit) as of such date.

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

The Partnership’s business had been primarily to invest as a limited partner in other partnerships (“Local Partnerships”, “subsidiaries” or “subsidiary partnership”) owning apartment complexes (“Apartment Complexes” or “Properties”) that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have also been eligible for the historic rehabilitation tax credit (“Historic Tax Credit”). As of March 31, 2017, the Partnership had ownership interests in one remaining investment. As of March 31, 2017, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. As of March 31, 2017, approximately $47,000,000 (not including acquisition fees of approximately $3,502,000) of the net proceeds of the Offering had been invested in the fifteen Local Partnerships originally acquired by the Partnership, all of which has been paid to the Local Partnerships. On May 15, 2017 the Partnership sold its only remaining limited partnership interest. See Item 2.  Properties below.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the Property on an undiscounted basis are below depreciated cost.  At that time the Property investments themselves are reduced to estimated fair value (using the fair market value based on comparative sales).  During the year ended March 31, 2017, the Partnership did not record any aggregate loss on impairment of assets. Through March 31, 2017, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of assets.

The Credit Period, in and of itself, has not been the only factor in determining whether there is an impairment and generally did not have any adverse impact on the fair value of the Local Partnerships.

There can be no assurance that the Partnership will achieve its investment objectives as described above, and the Partnership will not meet objectives 2 or 3, also as noted above.

-  3  -

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

Sale of Underlying Local Partnerships

The Partnership sold its last remaining investment on May 15, 2017. As of March 31, 2017, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.  All gains and losses on sales are included in discontinued operations.

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

Item 1A.  Risk Factors.

See item 1, “Business”.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The Partnership is subject to the risks incidental to potential losses arising from the management and ownership of improved real estate.  The Partnership can also be affected by poor economic conditions.  The Partnership had originally acquired interests in fifteen Local Partnerships, all of which have been, or were, consolidated for accounting purposes.  As of March 31, 2017, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. There can be no assurance as to when the Partnership will dispose of its last remaining investment or the amount of proceeds which may be received.  The Partnership’s investment in the last remaining Local Partnership represents 98.99% of the partnership interest in such Local Partnership.  Set forth below is a schedule of the Local Partnerships including certain information concerning their respective Apartment Complexes (the “Local Partnership Schedule”). Further information concerning these Local Partnerships and their Properties, including any encumbrances affecting the Properties, may be found in Schedule III to the financial statements which are included herein.

-  4  -

Local Partnership Schedule

Name and Location		% of Units Occupied at May 1,
(Number of Units)	Date Acquired	2017	2016	2015	2014	2013

Lincoln Renaissance
Reading, PA (52)	April 1993	(c)	(c)	(c)	(c)	(c)

United Germano-Millgate Limited Partnership
Chicago, IL (350)	October 1993	(d)	(d)	(d)	(d)	(d)

Mansion Court Associates
Philadelphia, PA (30)	November 1993	(c)	(c)	(c)	(c)	(c)

Derby Run Associates, L.P.
Hampton, VA (160)	February 1994	(b)	(b)	(b)	(b)	(b)

Renaissance Plaza ‘93 Associates, L.P.
Baltimore, MD (95) (f)	February 1994	88%	94%	99%	93%	96%

Tasker Village Associates
Philadelphia, PA (28)	May 1994	(a)	(a)	(a)	(a)	(a)

Martha Bryant Manor, L.P.
Los Angeles, CA (77)	September 1994	(b)	(b)	(b)	(b)	(b)

Colden Oaks Limited Partnership
Los Angeles, CA (38)	September 1994	(b)	(b)	(b)	(b)	(b)

Brynview Terrace, L.P.
Los Angeles, CA (8)	September 1994	(b)	(b)	(b)	(b)	(b)

NLEDC, L.P.
Los Angeles, CA (43)	September 1994	(c)	(c)	(c)	(c)	(c)

Creative Choice Homes VI, Ltd.
Miami, FL (102)	September 1994	(a)	(a)	(a)	(a)	(a)

P&P Homes for the Elderly, L.P.
Los Angeles, CA (107)	September 1994	(b)	(b)	(b)	(b)	(b)

Clear Horizons Limited Partnership
Shreveport, LA (84)	December 1994	(e)	(e)	(e)	(e)	(e)

Neptune Venture, L.P.
Neptune Township, NJ (99)	April 1995	(c)	(c)	(c)	(c)	(c)

Affordable Greene Associates L.P.
New York, NY (41)	April 1995	(d)	(d)	(d)	(d)	(d)

(a)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2010 (see Note 10 in Item 8).
(b)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2011 (see Note 10 in Item 8).
(c)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2012 (see Note 10 in Item 8).
(d)	The Partnership’s limited partnership interest was sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).
(e)	The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2013 (see Note 10 in Item 8).

-  5  -

(f)	The Partnership’s limited partnership interest was sold on May 15, 2017. (See Note 10 in Item 8).

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 31, 2017, the Partnership had issued and outstanding 58,928 Limited Partnership Interests, each representing a $1,000 capital contribution to the Partnership, or an aggregate capital contribution of $58,928,000 before volume discounts of $2,000. All of the issued and outstanding Limited Partnership Interests have been issued to Independence Assignor Inc. (the “Assignor Limited Partner”), which has in turn issued 58,928 BACs to the purchasers thereof for an aggregate purchase price of $58,928,000 reduced by volume discounts of $2,000. Each BAC represents all of the economic and virtually all of the ownership rights attributable to a Limited Partnership Interest held by the Assignor Limited Partner. BACs may be converted into Limited Partnership Interests at no cost to the holder (other than the payment of transfer costs not to exceed $100), but Limited Partnership Interests so acquired are not thereafter convertible into BACs.

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

As of April 27, 2017, the Partnership has approximately 3,434 registered holders of an aggregate of 58,928 BACs.

All of the Partnership’s general partnership interests, representing an aggregate capital contribution of $1,000, are held by the General Partner.

There are no material legal restrictions in the Partnership Agreement on the ability of the Partnership to make distributions. However, the Partnership has made no distributions to the BACs holders as of March 31, 2017.  The Partnership does not anticipate providing cash distributions to its BACs holders other than from net refinancing or sales proceeds.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership had originally invested approximately $47,000,000 (not including acquisition fees of approximately $3,502,000 of the net proceeds of its Offering in fifteen Local Partnerships, all of which has been paid. The Partnership does not intend to acquire additional properties. During the year ended March 31, 2017, the Partnership did not make any advances to the remaining Local Partnership.

As of March 31, 2017, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. The Partnership is in the process of disposing of its remaining investment. On May 15, 2017, the Partnership sold its only remaining limited partnership interest in Renaissance Plaza ’93 Associates LP (“Renaissance”) to an affiliate of the Local General Partner for a sales price of $35,000. The sale will result in a gain of approximately $15,118,355 which will be recorded during the quarter ended June 30, 2017.

Short-term

During the year ended March 31, 2017, the Partnership’s primary sources of funds included:  (i) working capital reserves; (ii) interest earned on the working capital reserves and (iii) cash distributions from operations of its remaining Local Partnership. Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from its remaining Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the years ended March 31, 2017 and 2016, no amounts were received from operations of the remaining Local Partnership. The Partnership will not be able to make distributions sufficient to return to BACs holders their original capital contributions.

For the year ended March 31, 2017, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $358,000.  This decrease was due to net cash used in operating activities ($340,000), and principal payments of mortgage notes ($20,000), which exceeded a decrease in cash held in escrow relating to investing activities $(1,000). No depreciation and amortization was recorded by the Partnership in the current year.

Total expenses for the years ended March 31, 2017 and 2016, respectively, excluding interest and general and administrative – related parties, totaled $177,352 and $182,697, respectively.

Accounts payable from operations as of March 31, 2017 and 2016 were $40,044 and $55,008, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations were $26,061 and $55,743 as of March 31, 2017 and 2016, respectively.  Accrued interest from discontinued operations totaled $8,645,541 and $8,303,028 as of March 31, 2017 and 2016, respectively. Such amount represents the accrued interest on all mortgage loans, which include primary and secondary loans. Certain secondary loans have provisions such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loans (which make up the majority of the accrued interest payable amount and which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made, if at all, from future refinancing or sales proceeds of the Local Partnership. In addition, the Local Partnership’s mortgage notes are collateralized by the land and buildings of the Local Partnership, and are without further recourse to the Partnership. The maximum loss the Partnership would incur is its net investment in the remaining Local Partnership.

The Partnership has an unconsolidated cash reserve of approximately $1,514,000 at March 31, 2017. Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.

At March 31, 2017, the Partnership’s liabilities exceeded assets by $15,546,422 and for the year ended March 31, 2017, the Partnership had a net loss of $679,066.   However, because 1) the provisions of the secondary loan defers the payment of accrued interest of the remaining Local Partnership and will be made from future refinancing or sales proceeds of the remaining Local Partnership, 2) the General Partner continues to defer the payment of fees as discussed below and in Note 8 to the Consolidated Financial Statements in Item 8, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

-  8  -

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,842,000 and $1,847,000 were accrued and unpaid as of March 31, 2017 and 2016, respectively and are included in Due to general partner and affiliates on the Consolidated Balance Sheets.  Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

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

The Partnership’s liquidity considerations are discussed in Note 12 and in Item 8.

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  The last remaining Local Partnership has been classified as property and equipment-held for sale as of March 31, 2017.

During the year ended March 31, 2017, the Partnership did not record any loss on impairment of assets or reduction to estimated fair value.  Through March 31, 2017, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary due to the terms of the tenant leases.  Rental income is recognized when earned and charged to tenants’

-  9  -

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

Results of Operations

The following is a summary of the results of operations of the Partnership for the years ended March 31, 2017 and 2016, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion (see Note 10).

The net loss from operations for the years ended March 31, 2017 and 2016 totaled ($315,220) and ($312,273), respectively.

2017 vs. 2016

General and administrative for non-related parties expenses decreased approximately $5,400 for the year ended March 31, 2017 as compared to the corresponding year ended March 31, 2016, primarily due to an decrease in accrued audit fee expenses and other professional fees incurred at the Partnership level.

General and administrative for related parties expenses increased approximately $8,000 for the year ended March 31, 2017 as compared to the corresponding year ended March 31, 2016, primarily due to an increase in overhead expenses allocated from CAHA.

During the years ended March 31, 2017 and 2016, the Partnership did not record any depreciation and amortization primarily due to property and equipment being fully depreciated at the end of the year ended March 31, 2014.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

-  10  -

Item 8.  Financial Statements and Supplementary Data.

-  11  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

We have audited the consolidated balance sheets of Independence Tax Credit Plus L.P. II and Subsidiaries (the “Partnership”) as of March 31, 2017 and 2016, and the related consolidated statements of operations, changes in partners’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements for Renaissance Plaza ’93 Associates, LP (“Renaissance”), a majority owned subsidiary, which statements reflect total assets of $433,398 and $504,229 as of March 31, 2017 and 2016, respectively and total revenues of $798,660 and $848,940 for the years then ended. Those statements were audited by other auditors whose reports thereon has been furnished to us, and our opinion, insofar as it relates to the amounts included for Renaissance is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits, and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independence Tax Credit Plus L.P. II and Subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE MALTER & CO. LLP

New York, New York

June 29, 2017

-  12  -

[COHNREZNICK LLP LETTERHEAD]

Report of Independent Registered Public Accounting Firm

To the Partners

Renaissance Plaza 93 Associates, L.P.

Report on the Financial Statements

We have audited the accompanying financial statements of Renaissance Plaza 93 Associates, L.P., which comprise the balance sheet as of December 31, 2016 and the related statements of operations, partner’s equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements.

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Plaza 93 Associates, L.P. as of December 31, 2016, the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the financial statements as a whole. The accompanying supplementary information on pages 21 to 36 is presented for purposes of additional analysis as required by the Audit Guide issued by the Maryland Department of Housing and Community Development and is not a required part of the financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements as a whole.

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

/s/ CohnReznick LLP
Chicago, Illinois	Taxpayer Identification Number:
February 23, 2017	22-1478099
Lead Auditor: Nelson Gomez, CPA

-  13  -

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
ASSETS

Operating assets
Cash and cash equivalents (Notes 2 and 3)	$1,513,762	$1,811,968
Other assets	11,773	11,770
Total operating assets	1,525,535	1,823,738

Assets from discontinued operations (Note 11)
Other assets held for sale	433,398	504,229
Total assets from discontinued operations	433,398	504,229

Total assets	$1,958,933	$2,327,967

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Operating liabilities
Accounts payable	$40,044	$55,008
Due to general partner and affiliates (Note 7)	1,878,558	1,846,586
Total operating liabilities	1,918,602	1,901,594

Liabilities from discontinued operations (Note 11)
Mortgage notes payable (Notes 6 and 7)	6,641,508	6,661,104
Other liabilities held for sale	8,945,245	8,632,625
Total liabilities from discontinued operations	15,586,753	15,293,729

Total liabilities	17,505,355	17,195,323

Commitments and contingencies (Note 7, 8 and 11)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(18,553,228)	(17,884,591)
General partner	3,578,547	3,585,301

Independence Tax Credit Plus L.P. II total	(14,974,681)	(14,299,290)

Noncontrolling interests	(571,741)	(568,066)

Total partners’ (deficit) equity	(15,546,422)	(14,867,356)

Total liabilities and partners’ (deficit) equity	$1,958,933	$2,327,967

See accompanying notes to consolidated financial statements.

-  15  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016

Total revenues	$—	$—

Expenses
General and administrative	177,277	182,697
General and administrative-related parties (Note 2)	137,943	129,576

Total expenses	315,220	312,273

Loss from operations	(315,220)	(312,273)
Loss from discontinued operations	(363,846)	(278,562)

Net loss	(679,066)	(590,835)

Less: net loss attributable to noncontrolling interests from discontinued operations	3,675	2,814

Net loss attributable to Independence Tax Credit Plus L.P. II	$(675,391)	$(588,021)

Loss from operations – limited partners	(312,068)	(309,150)
Loss from discontinued operations – limited partners	(356,569)	(272,990)

Net loss – limited partners	$(668,637)	$(582,141)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(5.30)	$(5.25)
Loss from discontinued operations- limited partners- per weighted average BAC	(6.05)	(4.63)

Net loss per weighted average BAC	$(11.35)	$(9.88)

See accompanying notes to consolidated financial statements.

-  16  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) EQUITY

FOR THE YEARS ENDED March 31, 2017 and 2016

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2015	$(14,244,660)	$(17,302,450)	$3,591,181	$(533,391)

Net loss	(590,835)	(582,141)	(5,880)	(2,814)

Distributions	(31,861)			(31,861)

Partners’ (deficit) equity – March 31, 2016	(14,867,356)	(17,884,591)	3,585,301	(568,066)

Net loss	(679,066)	(668,637)	(6,754)	(3,675)

Partners’ (deficit) equity – March 31, 2017	$(15,546,422)	$(18,553,228)	$3,578,547	$(571,741)

See accompanying notes to consolidated financial statements.

-  17  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(679,066)	$(590,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(44,637)	7,123
Decrease in security deposit payable	(4,224)	(4,271)
Increase in accrued interest payable	342,513	313,340
Decrease in cash held in escrow	12,481	17,894
(Decrease) increase in other assets	(2,944)	3,877
Decrease in due to local general partners and affiliates	(996)	(67)
Increase (decrease) in due to general partner and affiliates	36,972	(25,272)

Total adjustments	339,165	312,624

Net cash used in operating activities	(339,901)	(278,211)

Cash flows from investing activities:
Decrease (increase) in cash held in escrow	1,128	(36,864)

Net cash provided by (used in) investing activities	1,128	(36,864)

Cash flows from financing activities:
Principal payments of mortgage notes	(19,596)	(18,399)
Distributions to noncontrolling interest	—	(31,861)

Net cash used in financing activities	(19,596)	(50,260)

Net decrease in cash and cash equivalents	(358,369)	(365,335)
Cash and cash equivalents at beginning of year	1,943,788	2,309,123
Cash and cash equivalents at end of year	$1,585,419	$1,943,788

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$78,973	$109,351

See accompanying notes to consolidated financial statements.

-  18  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

The Partnership’s business had been primarily to invest in other partnerships (“Local Partnerships,” “subsidiaries” or “subsidiary partnerships”) owning leveraged apartment complexes that are eligible for the low-income housing tax credit (“Tax Credit”) enacted in the Tax Reform Act of 1986, some of which may have been eligible for the historic rehabilitation tax credit.

The Partnership had originally acquired interests in fifteen subsidiary partnerships. As of March 31, 2017, the Partnership has sold its limited partnership interests in thirteen Local Partnerships, and one Local Partnership sold its property and the related assets and liabilities. The Partnership sold its last remaining investment on May 15, 2017. However, based on the historical operating results of the remaining Local Partnership and the current economic conditions, the proceeds from such sales received by the Partnership will not be sufficient to return to the limited partners their original investments.

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

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and one subsidiary partnership in which the Partnership is the principal limited partner, with an ownership interest of 98.99%. As of March 31, 2017, the Partnership has ownership interests in one remaining investment. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partners of the subsidiary local partnerships (“Local General Partners”) and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary Local Partnerships. All intercompany accounts and transactions with the subsidiary partnerships have been eliminated in consolidation.

The loss attributable to noncontrolling interests from discontinued operations amounted to $3,675 and $2,814 for the years ended March 31, 2017 and 2016, respectively.  The Partnership’s investment in each subsidiary is equal to the respective subsidiary’s partners’ equity less noncontrolling interest capital, if any.

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

MARCH 31, 2017 AND 2016

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

At the time management commits to a plan to dispose of a specific asset, said asset is adjusted to the lower of carrying amount or fair value less costs to sell.  These assets are classified as property and equipment-held for sale and are not depreciated.  Property and equipment that are held for sale are included in discontinued operations.  The Partnership’s last remaining investment has been classified as property and equipment held for sale at March 31, 2017.

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

Other revenues from discontinued operations for the years ended March 31, 2017 and 2016 were as follows:

	Years Ended March 31,
	2017	2016

Interest	$48	$39
Other	20,188	28,373

Total other revenue	$20,236	$28,412

f)  Income Taxes

The Partnership is not required to provide for, or pay, any federal income taxes.  Net income or loss generated by the Partnership is passed through to the partners and is required to be reported by them.  The Partnership may be subject to state and local taxes in jurisdictions in which it operates. For income tax purposes, the Partnership has a fiscal year ending December 31.

The Partnership’s management have analyzed the Partnership’s tax positions and concluded that no liability for unrecognized tax benefits should be recorded for positions taken on returns filed for open tax years.  As of and during the year ended March 31, 2017, the Partnership did not have a liability for any unrecognized tax benefits or related interest and penalties.  Such related interest and penalties, if any, would be included in general and administrative expense.

The Partnership relies on a 2% safe harbor established by an Internal Revenue Service (“IRS”) regulation to avoid being characterized as a “publicly-traded partnership” that is taxed as a corporation.

In the normal course of business the Partnership or one of its subsidiaries is subject to examination by federal, state and local jurisdictions in which it operates where applicable.  At March 31, 2017, the tax years that remain subject to examination by the major tax jurisdictions under the statute of limitations is from the year 2013 forward.

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

MARCH 31, 2017 AND 2016

h)  Use of Estimates

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

i)  Recently Issued Accounting Pronouncements

In March of 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Shared Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The new guidance will not have an impact on the Partnership’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases – Topic 842” (“ASU 2016-02”). ASU 2016-02 requires recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The new guidance will not have an impact on the Partnership’s condensed consolidated financial statements.

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 are effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The amendments should be applied retrospectively by removing from the fair value hierarchy any investments for which fair value is measured using the net asset value per share practical expedient. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

On April 7, 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, which changed the presentation of deferred financing costs. The new standard requires these costs to be presented as a reduction of the carrying amount of the associated debt. The new guidance required the amortization of the deferred financing costs to be reported as interest expense. The ASU was effective for periods beginning after December 15, 2015 and required retrospective application. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

In February 2015, the Financial Accounting Standards Board issued (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2015 and early adoption is permitted. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides

-  21  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

narrower definition of discontinued operations than under existing accounting principles generally accepted in the United States of America (“GAAP”). The standard update requires that only disposal of components of an entity (or group of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentation and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of business as held-for-sale) or components of an entity that occur in an annual or interim periods beginning after December 15, 2014. As such the net amount of assets amounting to $504,229 and net amount of liabilities amounting to $15,293,729 at March 31, 2016 have been reclassified as discontinued operations. The result of implementing the ASU had no effect on 2016 net income as previously reported.

In May 2014, FASB and the IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2017 and the effects of the standard on the Partnership’s consolidated financial statements are not known at this time.

In August 2014, FASB issued ASU No 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as going concern and to provide related footnote disclosure. The new guidance is effective for all annual and interim periods ending after December 16, 2016. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

NOTE 3 – Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value:

Cash and Cash Equivalents and Cash Held in Escrow

The Partnership’s cash and cash equivalents include cash on hand and deposits in bank. Due to their short term nature, the carrying amounts reported in the consolidated balance sheets approximate fair value.

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

MARCH 31, 2017 AND 2016

estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

	At March 31, 2017		At March 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$6,641,508	$3,669,108	$6,661,104	$3,433,088

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

NOTE 4 – Property and Equipment

The components of property and equipment from discontinued operations and their estimated useful lives are as follows:

			Estimated
	March 31,		Useful Lives
	2017	2016	(Years)

Land	$686,616	$686,616	—
Building and improvements	4,862,007	4,862,007	10-40
Furniture and fixtures	69,885	69,885	5-10
	5,618,508	5,618,508
Less: Accumulated depreciation	(5,618,508)	(5,618,508)

	$—	$—

Original acquisition costs totaling $4,369,919, of which $3,501,977 was paid to the General Partner, are included in the cost of property and equipment.

Depreciation expense for the years ended March 31, 2017 and 2016 amounted to $0 and $0, respectively.

NOTE 5 – Cash Held in Escrow

Cash held in escrow from discontinued operations consists of the following:

March 31,

-  23  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

	2017	2016

Real estate taxes, insurance and other	$42,301	$48,826
Reserve for replacements	212,805	213,933
Tenant security deposits	49,745	55,701

Total cash held in escrow	$304,851	$318,460

NOTE 6 – Mortgage Notes Payable

The remaining mortgage note from discontinued operations is payable in aggregate monthly installments of approximately $2,000, including principal and interest, at rates ranging from 6.22% to 6.33% per annum through the year 2024. The remaining subsidiary partnership’s mortgage note payable is collateralized by its land and buildings, and is without further recourse to the Partnership.

Accrued interest payable as of March 31, 2017 and 2016 was $8,645,541 and $8,303,028, respectively. Interest accrues on the mortgage loan, which include primary and secondary loans.  The remaining secondary loan has a provision such that interest is accrued but not payable until a future date.  The Partnership anticipates the payment of accrued interest on the secondary loan (which makes up the majority of the accrued interest payable amount which have been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership or through assumption by the buyer upon sale of the Partnership interest in such Local Partnership.

The mortgage agreements generally require monthly deposits to replacement reserves and escrow accounts for real estate taxes, hazard insurance and mortgage insurance and other (see Note 5). Monthly deposits of approximately $3,000 from operations were made for replacement reserves.

Annual principal payment requirements for mortgage notes payable from discontinued operations payable by the subsidiary partnership for each of the next five calendar years and thereafter are as follows:

Year ending December 31,	Amount

2017	$18,076
2018	19,233
2019	20,464
2020	21,773
2021	23,167
Thereafter	6,538,795

$6,641,508

NOTE 7 – Related Party Transactions

An affiliate of the General Partner has a .01% interest as a special limited partner in the remaining subsidiary partnership.

A)	Other Related Party Expenses

The costs incurred to related parties from operations for the years ended March 31, 2017 and 2016 were as follows:

Year Ended
March 31,
2017	2016

-  24  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

Partnership management fees (a)	$67,000	$67,000
Expense reimbursement (b)	70,943	62,576
Total general and administrative - General Partner	$137,943	$129,576

The costs incurred to related parties from discontinued operations for the years ended March 31, 2017 and 2016 were as follows:

	Years Ended March 31,
	2017	2016
Local administrative fee (c)	$5,000	$5,000

Total general and administrative-General Partner	5,000	5,000

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	55,378	57,584

Total general and administrative-related parties	$60,378	$62,584

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.5% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,842,000 and $1,847,000 were accrued and unpaid as of March 31, 2017 and 2016, respectively, and are included in the line item Due to general partners and affiliates in the consolidated balance sheets.  Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $37,000 and $0 were accrued and unpaid as of March 31, 2017 and 2016, respectively. The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves or future sales proceeds.

(c)

Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from the remaining subsidiary partnership.  Local administrative fees owed to Independence SLP L.P. amounting to approximately $100,000 and $95,000 were accrued and unpaid as of March 31, 2017 and 2016, respectively.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds.

B)	Due to Local General Partners and Affiliates

Due to local general partners and affiliates at March 31, 2017 and 2016 consists of the following:

	March 31,	March 31,
	2017	2016

Construction costs payable	$120,000	$120,000
Management and other operating advances	4,703	5,699
	$124,703	$125,699

-  25  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 8 – Taxable Net Income

A reconciliation of net loss attributable to Independence Tax Credit Plus L.P II  to net loss per tax return is as follows:

	Years Ended March 31,
	2017	2016

Net loss attributable to Independence Tax Credit Plus L.P. II	$(675,391)	$(588,021)

Differences between depreciation and amortization expense recorded for financial reporting purposes and the accelerated costs recovery system utilized for income tax purposes	(450,851)	(453,679)

Other expense, including related party accruals for financial reporting not deductible for tax purposes until paid	(75,315)	(47,281)

Net loss per tax return	$(1,201,557)	$(1,088,981)

No provision for income taxes related to the operations of the Partnership has been included in the accompanying consolidated financial statements because, as a partnership, it is not subject to federal or material state income taxes and the tax effect of its activities accrues to the BACs holders.  Net income for financial statement purposes may differ significantly from taxable income reportable to BACs holders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under its Partnership Agreement.  In the event of an examination of the Partnership’s tax return, the tax liability of the partners could be changed if an adjustment in the Partnership’s income is ultimately sustained by the taxing authorities.  At March 31, 2017, the tax basis net assets exceeded the financial statement net assets by approximately $1,615,000 due to depreciation differences, impairments of property and equipment, and related party accruals.

NOTE 9 – Sale of Properties

As of March 31, 2017, the Partnership has sold its limited partnership interests in thirteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. On May 15, 2017, the Partnership sold its only remaining limited partnership interest in Renaissance Plaza ’93 Associates LP., (“Renaissance”) to an affiliate of the Local General Partner for a sale price of $35,000. The sale will result in a gain of approximately $15,118,355 which will be recorded during the quarter ended June 30, 2017.

NOTE 10 – Assets Held for Sale

On January 13, 2017 the Partnership entered into a sale agreement with Roizman Development Inc. (General Partner), to sell the property and the related assets and liabilities of Renaissance Plaza ’93, L.P. (“The Esplanade”) to an affiliate of the Local General Partner for a sale price of $35,000. The sale is contingent on the fulfillment of due diligence and certain obligations by buyer and seller on or before the closing date. The sale, is expected to result in a gain of approximately $15,118,355.

-  26  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 11 – Discontinued Operations

The following table summarizes the financial position of the last remaining Local Partnership that has been classified as discontinued operations because it has been classified as assets held for sale in the consolidated financial statements (See Note 5).

	2017	2016
ASSETS

Assets
Cash and cash equivalents (Notes 2, 3 and 12 )	$71,657	$131,820
Cash held in escrow (Notes 2, 3 and 5)	304,851	318,460
Other assets	56,890	53,949
Total assets	$433,398	$504,229

Liabilities
Mortgage notes payable (Notes 3 and 7)	$6,641,508	$6,661,104
Accounts payable and other liabilities	26,061	55,743
Accrued interest payable	8,645,541	8,303,028
Security deposits payable	48,940	53,164
Due to local general partners and affiliates (Note 2)	224,703	220,690
Total liabilities	$15,586,753	$15,293,729

-  27  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

The following table summarizes the results of operations of the Local Partnership that is classified as discontinued operations.  For the year ended March 31, 2017, Renaissance Plaza which was classified as held for sale, was classified as discontinued operations in the consolidated financial statements.  For the year ended March 31, 2016, Renaissance Plaza, in order to present comparable results to the year ended March 31, 2016, was classified as discontinued operations in the consolidated financial statements.

	Years Ended March 31,
	2017	2016

Revenues	$—	$—

Rental income	778,424	820,528
Other	20,236	28,412
Total revenue	798,660	848,940

Expenses
General and administrative	209,448	216,384
General and administrative-related parties (Note 2)	60,378	62,584
Repairs and maintenance	238,666	196,065
Operating and other	143,677	138,737
Real estate taxes	56,351	55,821
Insurance	32,500	35,220
Interest	421,486	422,691
Depreciation and amortization	—	—
Total expenses	1,162,506	1,127,502

Loss from discontinued operations	(363,846)	(278,562)

Noncontrolling interest in loss of subsidiaries from discontinued operations	3,675	2,813

Loss from discontinued operations – Independence Tax Credit Plus L.P. IV	$(360,171)	$(275,748)

Loss from discontinued operations – limited partners	$(356,569)	$(272,991)

Number of BACs outstanding	58,928	58,928

Loss from discontinued operations – limited partners- per weighted average BAC	$(6.05)	$(4.63)

Cash flows from discontinued operations:

	Years Ended March 31,
	2017	2016

Net cash (used in) provided by operating activities	$(48,220)	$45,806

Net cash provided by (used in) investing activities	$7,653	$(23,852)

Net cash used in financing activities	$(19,596)	$(50,258)

-  28  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

NOTE 12 – Commitments and Contingencies

a)	Liquidity

At March 31, 2017, the Partnership’s liabilities exceeded assets by $15,546,422 and for the year then ended, the partnership had net loss of $679,066.  These factors raise doubt about the Partnership’s ability to continue as a going concern.  As discussed in Note 8, partnership management fees of approximately $1,842,000  will be payable out of sales or refinancing proceeds only to the extent of available funds after payments of all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The entire mortgage payable balance of $6,641,508 and the accrued interest payable balance of $8,645,541 are of a nonrecourse nature and secured by the remaining property.  The Partnership was in the process of selling its last remaining investment which was subsequently sold on May 15, 2017.  Historically, the mortgage notes and accrued interest thereon have been assumed by the buyer in instances of sales of the Partnership’s interest or have been paid off from sales proceeds in instances of sales of the property.  In most instances when the Partnership’s interest was sold and liabilities were assumed, the Partnership recognized a gain from the sale.  The Partnership owns the limited partner interest in its last remaining investment, and as such has no financial responsibility to fund operating losses incurred by the Local Partnership.  The maximum loss the Partnership would incur is its net investment in such Local Partnership.

The Partnership has cash reserves of approximately $1,514,000 at March 31, 2017.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses amounted to approximately $177,000 for the year ended March 31, 2017.

Management believes the above mitigating factors enable the Partnership to continue as a going concern.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

b)	Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At March 31, 2017, approximately $1,300,000 was in excess of the federally insured limits.

c)	Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective agreements of limited partnership of the Local Partnerships and/or the U.S. Department of Housing and Urban Development.

d)	Property Management Fees

Property and incentive management fees incurred by the remaining subsidiary partnership amounted to $55,378 and $57,584 for the years ended March 31, 2017 and 2016, respectively.  Of these fees $55,378 and $57,584 were earned by affiliates of the Local General Partners and related to discontinued operations for the years ended March 31, 2017 and 2016, respectively.

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

-  29  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

f)	Subsequent Events

Management has evaluated all subsequent events from the consolidated balance sheet date through the issuance date of this report and determined that there were no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements other than the following:

On May 15, 2017, the Partnership sold its last remaining investment. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distribution to BACs holders.

-  30  -

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

(b)  Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  In evaluating the Partnership’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring organizations of the Treadway Commission (the “COSO Framework”).  Under the supervision and with the participation of our management, including the Principal Executive Officer and Chief Financial Officer of the General Partner, the Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of March 31, 2017.  The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the  Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.  However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Framework.

Based on their assessment, management concluded that, as of March 31, 2017, the Partnership’s internal control over financial reporting is effective. The Partnership provides reasonable assurance that information required to be disclosed in the reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(c)  Changes in Internal Controls over Financial Reporting.  During the year ended March 31, 2017, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

-  31  -

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

Name	Position

Ivyl T. Boyce	Chief Financial Officer
Alan T. Fair	President and Chief Executive Officer

Ivyl T. Boyce, is the Chief Financial Officer of RILLC and Alden Torch Financial LLC. MR. Boyce joined ATF in 2011 and leads the firm’s investment valuation division. Mr. Boyce helped establish the firm’s corporate accounting and information technology activities. He oversees the Corporate Accounting, Finance and IT departments. Mr. Boyce has more than 10 years of experience in the affordable housing industry including working with tax exempt debt and complex equity investments. He is based in Denver, Colorado.

ALAN T. FAIR is the President and Chief Executive Officer of IAGL and Chief Executive Officer of Alden Torch Financial LLC. Mr. Fair has over 25 years of experience in the affordable housing industry including underwriting, structuring, and placement of affordable multifamily housing debt, both tax exempt and taxable. Prior to forming Alden Torch Financial LLC, Mr. Fair was President of Hunt Capital Partners, LLC and an Executive Director of HCP Pacific Asset Management LLC. Mr. Fair consulted to the multifamily industry, and was a Senior Vice President with AIMCO between 2007 and 2008. From 1996 through 2007, Mr. Fair was Senior Vice President Finance and Senior Managing Director of Sun America Affordable Housing Partners Inc.  He was responsible for the development of credit and debt structures for both taxable and tax-exempt financed tax credit properties and the coordinating of the underwriting and financing process.  During his time at Sun America Mr. Fair was involved in the origination of over 1,000 tax credit partnerships, $5 billion of debt relating to tax credit partnerships (in excess of $5 billion in equity raised) and over 100,000 units of affordable housing.  Previously from 1991-1996, Mr. Fair was Senior Vice President for First Interstate Bank responsible for all multifamily housing capital market activities.  From 1983 to 1991, Mr. Fair worked for Kemper Securities Group as a Vice President in Investment Banking, and prior thereto as a staff attorney. Mr. Fair is a graduate of Michigan State University and received his J.D. degree from the University of Denver College of Law.  He is a member of the State Bar in Colorado.

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

-  32  -

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Ownership	Beneficial Ownership	of Class

General Partnership Interest in the Partnership	Related Independence	$1,000 capital contribution –	100%
	Associates L.P.	directly owned
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

Except as set forth below, no person is known by the Partnership to be the beneficial owner of more than 5% of the Limited Partnership Interests and neither the General Partner nor any executive officer of the General Partner owns any Limited Partnership Interests. The following table sets forth the number of BACs beneficially owned, as of June 29, 2017, by (i) each BACs holder known to the Partnership to be a beneficial owner of more than 5% of the BACs, (ii) each director and executive officer of the general partner of the General Partner and (iii) the directors and executive officers of the general partner of the General Partner as a group. Unless otherwise noted, all BACs are owned directly with sole voting and dispositive powers.

	Amount and Nature of
Name of Beneficial Owner (1)	Beneficial Ownership		Percentage of Class

Lehigh Tax Credit Partners, Inc.	4,453.20	(2)	7.6%

J. Michael Fried	4,453.20	(2) (3)	7.6%

Alan P. Hirmes	4,453.20	(2) (3)	7.6%

Stuart J. Boesky	4,453.20	(2) (3)	7.6%

Marc D. Schnitzer	4,453.20	(2) (3)	7.6%

Denise L. Kiley	4,453.20	(2) (3)	7.6%

Ivyl T. Boyce	—		—

Alan T. Fair	—		—

All executive officers of the general partner of the Related
General Partner as a group (two persons)

(1)	The address for each of the persons in the table is 1225 17th Street, Denver, Colorado 80202.
(2)

Information derived from Schedule 13D filed by Lehigh Tax Credit Partners L.L.C. (“Lehigh I”) and Lehigh Tax Credit Partners, Inc., (the “Managing Member”) on June 10, 1997 with the Securities and Exchange Commission (the “Commission”).  All of such BACs represent BACs owned directly by Lehigh I and Lehigh Tax Credit Partners II, L.L.C. (“Lehigh II”), for which the Managing Member serves as managing member. As of April 27, 2017, Lehigh I held 2,213.60 BACs and Lehigh II held 2,239.60 BACs.

-  33  -

(3)	Only owns an economic interest in the Managing Member.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Raich Ende Malter & Co LLP and its affiliates for professional services rendered for the audit of the Partnership’s annual consolidated financial statements for the years ended March 31, 2017 and 2016 and for the reviews of the consolidated financial statements included in the Partnership’s quarterly reports on Form 10-Q for those years were $55,000 and $65,000, respectively.

Audit – Related Fees

None.

Tax Fees

None.

All Other Fees

None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

-  34  -

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

		Sequential Page

(a) 1.	Consolidated Financial Statements.

	Report of Independent Registered Public Accounting Firm	12-14

	Consolidated Balance Sheets at March 31, 2017 and 2016	15

	Consolidated Statements of Operations for the Years Ended March 31, 2017 and 2016	16

	Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended March 31, 2017 and 2016	17

	Consolidated Statements of Cash Flows for the Years Ended March 31, 2017 and 2016	18

	Notes to Consolidated Financial Statements	19

(a) 2.	Condensed Financial Statement Schedules.

	Report of Independent Registered Public Accounting Firm	39

	Schedule I - Condensed Financial Information of Registrant	40

	Schedule III - Real Estate and Accumulated Depreciation	43

	All other schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

(a) 3.	Exhibits.

(3A)	Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II as adopted on February 11, 1992*

(3B)	Form of Amended and Restated Agreement of Limited Partnership of Independence Tax Credit Plus L.P. II, attached to the Prospectus as Exhibit A**

(3C)	Certificate of Limited Partnership of Independence Tax Credit Plus L.P. II as filed on February 11, 1992*

(10A)	Form of Subscription Agreement attached to the Prospectus as Exhibit B**

(10B)	Escrow Agreement between Independence Tax Credit Plus L.P. II and Bankers Trust Company*

(10C)	Form of Purchase and Sales Agreement pertaining to the Partnership’s acquisition of Local Partnership Interests*

(10D)	Form of Amended and Restated Agreement of Limited Partnership of Local Partnerships*

(21)	Subsidiaries of the Registrant	36

(31.1)+	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(31.2) +	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

(32.1) +	Certification Pursuant to Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350)

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

+Filed herewith.

-  35  -

Subsidiaries of the Registrant (Exhibit 21).	Jurisdiction of Organization

Renaissance Plaza ‘93 Associates, L.P.	MD

-  36  -

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

		By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

		By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

		By:	CENTERLINE MANAGER LLC,
Manager

		By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

		By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	June 29, 2017		By:	/s/ Ivyl T. Boyce
Ivyl T. Boyce
Chief Financial Officer

Date:	June 29, 2017		By:	/s/ Alan T. Fair
Alan T. Fair
President and Chief Executive Officer

-  37  -

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ivyl T. Boyce	Chief Financial Officer of Centerline Capital Group LLC	June 29, 2017
Ivyl T. Boyce

/s/ Alan T. Fair	President and Chief Executive Officer of Centerline Capital Group LLC	June 29, 2017
Alan T. Fair

-  38  -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTARY INFORMATION

To the Partners of

Independence Tax Credit Plus L.P. II and Subsidiaries

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Independence Tax Credit Plus L.P II and Subsidiaries as of March 31, 2017 and 2016 and the related consolidated statements of operations, changes in partners’ (deficit) equity and cash flows for the years then ended (not presented herein); and in our report dated June 29, 2017, and based upon the report of other auditors, we expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the information set forth in the accompanying Schedule I and Schedule III is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived

/s/ RAICH ENDE MALTER &  CO. LLP

New York, New York

June 29, 2017

-  39  -

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIP)

CONDENSED BALANCE SHEETS

ASSETS

	March 31,
	2017	2016

Cash and cash equivalents	$1,513,762	$1,811,968
Other assets	11,773	11,775

Total assets	$1,525,535	$1,823,743

LIABILITIES AND PARTNERS' DEFICIT

Due to general partner and affiliates	$1,878,555	$1,846,586
Other liabilities	40,045	55,000

Total liabilities	1,918,600	1,901,586

Partners’ deficit	(393,065)	(77,843)

Total liabilities and partners’ deficit	$1,525,535	$1,823,743

Investments in Subsidiary Partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero.  Accordingly, partners’ capital on the consolidated balance sheets will differ from partners’ capital shown above.

-  40  -

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2017	2016
Expenses

Administrative and management	177,279	129,576
Administrative and management-related parties	137,943	182,697

Total expenses	315,222	312,273

Net loss	$(315,222)	$(312,273)

-  41  -

SCHEDULE I

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS

(NOT INCLUDING CONSOLIDATED SUBSIDIARY PARTNERSHIPS)

	For the Years Ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(315,222)	$(312,273)

Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in assets:
Other assets	2	5,945
(Decrease) increase in liabilities:
Due to general partners and affiliates	31,969	(30,272)
Other liabilities	(14,955)	(431)
Total adjustments	17,016	(24,758)

Net cash used in operating activities and net decrease in cash and cash equivalents	(298,206)	(337,031)

Cash and cash equivalents, beginning of year	1,811,968	2,148,999

Cash and cash equivalents, end of year	$1,513,762	$1,811,968

-  42  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2017

	Initial Cost to Partnership				Gross Amount at which Carried at Close of Period
				Cost							Life on which
				Capitalized							Depreciation in
				Subsequent to					Year of		Latest Income
			Buildings and	Acquisition:		Buildings and		Accumulated	Construction/	Date	Statements is
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Renovation	Acquired	Computed *

Apartment Complexes

Renaissance Plaza Assoc.
Baltimore, MD	$—	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,618,508	1994-95	Feb. 1994	27.5

	$—	$684,255	$9,840,170	$(4,905,917)	$686,616	$4,931,892	$5,618,508	$5,618,508

* Depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership date of acquisition.

-  43  -

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

Partnership Property Pledged as Collateral

MARCH 31, 2017

(continued)

	Cost of Property and Equipment		Accumulated Depreciation
	For the Years Ended March 31,
	2017	2016	2017	2016

Balance at beginning of year	$5,618,508	$5,618,508	$5,618,508	$5,618,508
Additions during period:
Depreciation expense	—	—	—	—

Balance at close of year	$5,618,508	$5,618,508	$5,618,508	$5,618,508

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

-  44  -