Form 10-Q
period 2017-06-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2017-08-10
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the elected transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Operating assets
Cash and cash equivalents	$1,523,795	$1,513,762
Other assets	3,347	11,773
Total operating assets	1,527,142	1,525,535

Assets from discontinued operations (Note 5)
Other assets held for sale	—	433,398
Total assets from discontinued operations	—	433,398

Total assets	$1,527,142	$1,958,933

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Operating liabilities
Accounts payable	$45,001	$40,044
Due to general partner and affiliates	1,902,808	1,878,558
Total operating liabilities	1,947,809	1,918,602

Liabilities from discontinued operations (Note 5)
Mortgage notes payable	—	6,641,508
Other liabilities held for sale	—	8,945,245
Total liabilities from discontinued operations	—	15,586,753

Total liabilities	1,947,809	17,505,355

Commitments and contingencies (Note 6)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(4,144,754)	(18,553,228)
General partner	3,724,087	3,578,547

Independence Tax Credit Plus L.P. II total	(420,667)	(14,974,681)

Noncontrolling interests	—	(571,741)

Total partners’ (deficit) equity	(420,667)	(15,546,422)

Total liabilities and partners’ (deficit) equity	$1,527,142	$1,958,933

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended
	June 30,
	2017	2016

Total revenues	$—	$—

Expenses
General and administrative	30,271	70,250
General and administrative-related parties (Note 2)	23,903	23,070

Total expenses	54,174	93,320

Loss from operations	(54,174)	(93,320)
Income (loss) from discontinued operations	15,179,929	(126,422)

Net income (loss)	15,125,755	(219,742)

Less: net (income) loss attributable to noncontrolling interests from discontinued operations	(571,741)	1,277

Net income (loss) attributable to Independence Tax Credit Plus L.P. II	$14,554,014	$(218,465)

Loss from operations – limited partners	(53,632)	(92,387)
Income (loss) from discontinued operations – limited partners	14,462,106	(123,894)

Net income (loss) – limited partners	$14,408,474	$(216,280)

Number of BACs outstanding	58,928	58,928

Loss from operations per weighted average BAC	$(0.91)	$(1.57)
Income (loss) from discontinued operations per weighted average BAC	245.42	(2.10)

Net income (loss) per weighted average BAC	$244.51	$(3.67)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Equity

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2017	$(15,546,422)	$(18,553,228)	$3,578,547	$(571,741)

Net income	15,125,755	14,408,474	145,540	571,741

Partners’ (deficit) equity – June 30, 2017	$(420,667)	$(4,144,754)	$3,724,087	$—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$15,125,755	$(219,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of property	(15,254,923)	—
Changes in operating assets and liabilities:
Increase in accounts payable	1,882	58,262
Increase (decrease) in security deposit payable	429	(375)
Increase in accrued interest payable	101,471	101,461
Increase in cash held in escrow	(17,026)	(21,536)
Decrease in other assets	35,557	19,389
Decrease in due to local general partners and affiliates	(4,703)	(5,699)
(Decrease) increase in due to general partner and affiliates	(70,750)	27,378

Total adjustments	(15,208,063)	178,880

Net cash used in operating activities	(82,308)	(40,862)

Cash flows from investing activities:
Increase in cash held in escrow	(9,216)	(9,217)
Proceeds from sale of property	35,000	—

Net cash provided by (used in) investing activities	25,784	(9,217)

Cash flows from financing activities:
Principal payments of mortgage notes	(5,100)	(4,785)

Net cash used in financing activities	(5,100)	(4,785)

Net decrease in cash and cash equivalents	(61,624)	(54,864)
Cash and cash equivalents at beginning of year	1,585,419	1,943,788
Cash and cash equivalents at end of year	$1,523,795	$1,888,924

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	(35,000)	—
Other assets	29,759	—
Cash held in escrow	331,093	—
Accounts payable and other liabilities	(22,986)	—
Mortgage payable	(6,636,408)	—
Accrued interest	(8,747,012)	—
Security deposits	(49,369)	—
Due to local general partners and affiliates	(120,000)	—
Due to general partners and affiliates	(5,000)	—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

NOTE 1 –Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of June 30, 2017 include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen)  other limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credit. The Partnership sold its last remaining investment on May 15, 2017. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independent Associates GP LLC, a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA.

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

The net (income) loss attributable to noncontrolling interests from discontinued operations amounted to approximately $(571,741) and $1,277 for the three months ended June 30, 2017 and 2016, respectively.  The Partnership’s investment in the subsidiary partnership is equal to the respective subsidiary’s partnership equity less noncontrolling interest capital, if any.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Security and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance GAAP have been omitted or condensed pursuant to such regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2017.

The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with GAAP.  In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 2017, the results of its operations for the three months ended June 30, 2017  and 2016 and its cash flows for the three months ended June 30, 2017 and 2016.  However, the operating results and cash flows for the three months ended June 30, 2017 may not be indicative of the results for the entire year.

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

June 30, 2017

(Unaudited)

in the statements of cash flows. ASU 2016-09 is affective for annual periods beginning after December 15, 2016 and early adoption is permitted. The new guidance does not have an impact on the Partnership’s condensed consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02 “Leases – Topic 842” (“ASU 2016-02”). ASU 2016-02 requires recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The new guidance did not have an impact on the Partnership’s condensed consolidated financial statements.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides narrower definition of discontinued operations than under existing accounting principles generally accepted in the United States of America (“GAAP”). The standard update requires that only disposal of components of an entity (or group of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentation and disclosures of discontinued operations. The ASU is effective prospectively for disposals (or classifications of business as held-for-sale) or components of an entity that occur in an annual or interim periods beginning after December 15, 2014. As such the net amount of assets amounting to $433,398 and net amount of liabilities amounting to $15,586,753 at March 31, 2017 have been reclassified as discontinued operations. The result of implementing the ASU had no effect on 2016 net income as previously reported.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

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

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., had a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also had a minority interest in certain local partnerships.

A)Other Related Party Expenses

The costs incurred to related parties for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016

Partnership management fees (a)	$8,901	$16,750
Expense reimbursement (b)	15,000	6,320
Total general and administrative - General Partner	$23,901	$23,070

The cost incurred to related parties from discontinued operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended
	June 30,
	2017	2016
Local administrative fee (c)	$—	$1,250

Total general and administrative-General Partner	—	1,250

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	13,248	14,026

Total general and administrative-related parties	$13,248	$15,276

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,850,000 and $1,842,000 were accrued and unpaid as of June 30, 2017 and March 31, 2017, respectively, and are included in the line item Due to general partner and affiliates in the accompanying condensed consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $52,000 and $37,000 were accrued and unpaid as of June 30, 2017 and March 31, 2017, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves.

(c)

Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of June 30, 2017 and March 31, 2017, the subsidiary partnerships owed approximately $0 and $100,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds. On May 15, 2017, the Partnership sold its last remaining investment and $95,000 of these fees were paid out of sale proceeds.

As of June 30, 2017 and March 31, 2017, the Partnership owed approximately $349 and $0, respectively, to the General Partner for expenses paid on its behalf.

B)Due to Local General Partners and Affiliates

Due to local general partners and affiliates from discontinued operations at June 30, 2017 and March 31, 2017 consists of the following:

	June 30,	March 31,
	2017	2017

Construction costs payable	$—	$120,000
Management and other operating advances	—	4,703
	$—	$124,703

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

	At June 30, 2017		At March 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$—	$—	$6,641,508	$3,669,108

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

June 30, 2017

(Unaudited)

Due to General Partner and Affiliates and Due to/from Local General Partners and Affiliates

Management believes it is not practical to estimate the fair value of due to General Partner and affiliates and due to/from Local General Partners and affiliates because market information on such obligations is not currently available.

NOTE 4 – Sale of Properties

On May 15, 2015, the Partnership sold its limited partnership interest in Renaissance Plaza ’93 Associates LP., (“Renaissance”) to an affiliate of the Local General Partner for a sale price of $35,000. The sale resulted in a gain of approximately $15,255,000 resulting from the write off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2017.

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the last remaining Local Partnership which was sold on May 15, 2017 and has been classified as discontinued operations in the consolidated financial statements.

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Assets
Cash and cash equivalents	$—	$71,657
Cash held in escrow	—	304,851
Other assets	—	56,890
Total assets	$—	$433,398

Liabilities
Mortgage notes payable	$—	$6,641,508
Accounts payable	—	26,061
Accrued interest payable	—	8,645,541
Security deposits payable	—	48,940
Due to local general partners and affiliates (Note 2)	—	224,703
Total liabilities	$—	$15,586,753

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

The following table summarizes the results of operations of the last remaining Local Partnership that is classified as discontinued operations. For the three months ended June 30, 2017, Renaissance Plaza which was sold on May 15, 2017, was classified as discontinued operations in the consolidated financial statements. In order to present comparable results for the three months ended June 30, 2016, Renaissance Plaza was classified as discontinued operations in the consolidated financial statements.

	Three Months Ended
	June 30,
	2017	2016

Revenues	$—	$—

Rental income	188,906	204,609
Other	3,585	4,754
Gain on sale of property (Note 4)	15,254,923	—

Total revenue	15,447,414	209,363

Expenses
General and administrative	58,947	126,477
General and administrative-related parties (Note 2)	13,248	15,276
Repairs and maintenance	40,464	45,505
Operating and other	29,286	21,038
Real estate taxes	13,626	14,021
Insurance	7,500	8,750
Interest	104,414	104,718
Depreciation and amortization	—	—

Total expenses	267,485	335,785

Income (loss) from discontinued operations	15,179,929	(126,422)

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	(571,741)	1,277

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. IV	$14,608,188	$(125,144)

Income (loss) from discontinued operations – limited partners	$14,462,106	$(123,894)

Number of BACs outstanding	58,928	58,928

Income (loss) from discontinued operations per weighted average BAC	$245.42	$(2.10)

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

Cash flows from discontinued operations:

	Three Months Ended
	June 30,
	2017	2016

Net cash provided by operating activities	$6,383,620	$10,081

Net cash provided by (used in) investing activities	$186,231	$(9,217)

Net cash used in financing activities	$(6,641,508)	$(4,785)

NOTE 6 – Commitments and Contingencies

a)     Liquidity

At June 30, 2017, the Partnership’s liabilities exceeded its assets by $420,667 and for the three months ended June 30, 2017, the Partnership had a  net gain of $15,125,755. As discussed in Note 2, partnership management fees of approximately $1,850,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The Partnership has cash reserves of approximately $1,524,000 at June 30, 2017.  Such amount is considered sufficient to cover the Partnership’s day to day operating expenses, excluding fees to the General Partner, for at least the next year.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $30,000 for the three months ended June 30, 2017.

b)     Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various high quality credit institutions.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At times, the balances exceed the FDIC insurance limit.

c)     Property Management Fees

Property management fees incurred by the last remaining Local Partnership amounted to $13,248 and $14,026 for the three months ended June 30, 2017 and 2016, respectively. Of these fees $13,248 and $14,026 were earned by an affiliate of the remaining Local General Partner and related to discontinued operations for the three months ended June 30, 2017 and 2016, respectively.

d)     Subsequent Events

The Partnership evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of these condensed consolidated financial statements and determined that there were no events or transactions

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(Unaudited)

occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements other than the following:

On May 15, 2017, the Partnership sold its last remaining investment. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BACs holders.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership sold its last remaining investment on May 15, 2017. As of June 30, 2017, the Partnership had sold its limited partnership interests in fourteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. All gains and losses on sales are included in discontinued operations.

Liquidation of the Partnership in accordance with Section 8.1(ii) of the Limited Partnership Agreement requires the Partnership to dissolve 150 days following the sale of the Partnership’s last remaining investment. Following dissolution, the General Partner will cause the Partnership to liquidate as soon thereafter as possible at which time the remaining assets (i.e. cash) of the Partnership will be used to first pay any remaining liabilities of the Partnership and the costs of liquidation with the remaining balance, if any, distributed to the General Partner and the BACs holders in accordance with the Partnership Agreement. Dissolution is expected to take place on or about October 18, 2017, with the liquidation and termination of the Partnership to follow shortly thereafter. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BACs holders.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of its remaining Local Partnership; and (iv) sales and/or refinance proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnership, as well as the working capital reserves referred to above, will be used towards the future operating expenses of the Partnership.  During the three months ended June 30, 2017 and 2016,  distributions to the Partnership from sale proceeds amounted to $35,000 and $0, respectively.

During the three months ended June 30, 2017, cash and cash equivalents of the Partnership and its remaining consolidated Local Partnership decreased by approximately $61,000.  This decrease was due to net cash used in operating activities of approximately $82,000,  an increase in cash held in escrow relating to investing activities of approximately $9,000 and principal payments of mortgage notes of approximately $5,000 which exceeded sale proceeds received of approximately $35,000.

Total expenses from operations for the three months ended June 30, 2017 and 2016 excluding interest and general and administrative – related parties, totaled $30,271 and $70,250, respectively.

Accounts payable from operations as of June 30, 2017 and March 31, 2017 were $45,001 and $40,044, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations were $0 and $26,061 as of June 30, 2017 and March 31, 2017, respectively. Accrued interest payable from discontinued operations as of June 30, 2017 and March 31, 2017 was $0 and $8,645,541, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans.  The remaining secondary loan had provisions such that interest was accrued but not payable until a future date.  The Partnership anticipated the payment of accrued interest on the secondary loan (which made up the majority of the accrued interest payable amount and which had been accumulating since the Partnership’s investment in the remaining Local Partnership) will be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage note was collateralized by its land and buildings, and was without further recourse to the Partnership.

At June 30, 2017, the Partnership’s liabilities exceeded assets by $420,667 and for the three months ended June 30, 2017, the Partnership had a net gain of $15,125,755. However, because 1) the provisions of the secondary loan deferred the payment of accrued interest of the remaining Local Partnership and will only have been made from future refinancing or sales proceeds of the remaining Local Partnership, (if any) 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Condensed Consolidated Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership (and the remaining Local Partnership) believes it has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,850,000 and $1,842,000 were accrued and unpaid as of June 30, 2017 and March 31, 2017, respectively and are included in Due to General Partner and affiliates on the Condensed Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.

The Partnership’s liquidity considerations are discussed in Note 5a in Item 1.

Results of Operations

The following is a summary of the Partnership’s results of operations for the three months ended June 30, 2017 and 2016, respectively, excluding the results of its discontinued operations which are not reflected in the following discussion.

General and administrative for non-related parties’ expenses decreased approximately $40,000 for the three months ended June 30, 2017  as compared to the corresponding period ended June 30, 2016, primarily due to an decrease of legal expenses and accrued audit fees at the Partnership level.

No depreciation and amortization was booked for the three months ended June 30, 2017 and 2016, respectively, due to the fact that property and equipment were fully depreciated as of the end of the year ended March 31, 2016.

Off-Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Fair Value Measurements

See Note 3 in Item 1 for methods and assumptions used to estimate the fair value of each class of financial instruments (all of which are held for nontrading purposes) for which it is practicable to estimate that value.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods.  Actual results could differ from those estimates.  The following is a summary of certain accounting estimates considered critical by the Partnership.  The summary should be read in conjunction with the more complete discussion of the Partnership’s accounting policies included in Item 8, Note 2 to the consolidated financial statements in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2017.

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

During the three months ended June 30, 2017, the Partnership has not recorded any loss on impairment of assets.  Through 2017, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

(b)    Changes in Internal Controls over Financial Reporting.  During the period ended June 30, 2017, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	August 10, 2017	By:	/s/ Ivyl T. Boyce
Ivyl T. Boyce
Chief Financial Officer

Date:	August 10, 2017	By:	/s/ Alan T. Fair
Alan T. Fair
President and Chief Executive Officer