Form 10-Q
period 2017-09-30
INDEPENDENCE TAX CREDIT PLUS L P II
filed 2017-11-14
CIK 907045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

PART I – Financial Information

Item 1.  Financial Statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Operating assets
Cash and cash equivalents	$1,432,689	$1,513,762
Other assets	—	11,773
Total operating assets	1,432,689	1,525,535

Assets from discontinued operations (Note 5)
Other assets held for sale	—	433,398
Total assets from discontinued operations	—	433,398

Total assets	$1,432,689	$1,958,933

LIABILITIES AND PARTNERS’ (DEFICIT) EQUITY

Operating liabilities
Accounts payable	$12,223	$40,044
Due to general partner and affiliates	1,923,277	1,878,558
Total operating liabilities	1,935,500	1,918,602

Liabilities from discontinued operations (Note 5)
Mortgage notes payable	—	6,641,508
Other liabilities held for sale	—	8,945,245
Total liabilities from discontinued operations	—	15,586,753

Total liabilities	1,935,500	17,505,355

Commitments and contingencies (Note 6)

Partners’ (deficit) equity
Limited partners (58,928 BACs issued and outstanding)	(4,226,076)	(18,553,228)
General partner	3,723,265	3,578,547

Independence Tax Credit Plus L.P. II total	(502,811)	(14,974,681)

Noncontrolling interests	—	(571,741)

Total partners’ deficit	(502,811)	(15,546,422)

Total liabilities and partners’ deficit	$1,432,689	$1,958,933

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Total revenues	$—	$—	$—	$—

Expenses
General and administrative	61,433	35,607	91,704	105,857
General and administrative-related parties (Note 2)	20,471	41,718	44,374	64,788

Total expenses	81,904	77,325	136,078	170,645

Loss from operations	(81,904)	(77,325)	(136,078)	(170,645)
(Loss) income from discontinued operations	(240)	(103,660)	15,179,689	(230,082)

Net (loss) income	(82,144)	(180,985)	15,043,611	(400,727)

Less: net loss (income) attributable to noncontrolling interests from discontinued operations	—	1,048	(571,741)	2,324

Net (loss) income attributable to Independence Tax Credit Plus L.P. II	$(82,144)	$(179,937)	$14,471,870	$(398,403)

Loss from operations – limited partners	(81,085)	(76,552)	(134,717)	(168,939)
(Loss) income from discontinued operations – limited partners	(238)	(101,586)	14,461,869	(225,480)

Net (loss) income – limited partners	$(81,323)	$(178,138)	$14,327,152	$(394,419)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Loss from operations per weighted average BAC	$(1.38)	$(3.02)	$(2.29)	$(2.87)
Income (loss) from discontinued operations per weighted average BAC	(0.00)	(1.72)	245.42	(3.82)

Net income (loss) per weighted average BAC	$(1.38)	$(4.74)	$243.13	$(6.69)

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statement of Changes in Partners’ (Deficit) Equity

For The Six Months Ended September 30, 2017

(Unaudited)

		Limited	General	Noncontrolling
	Total	Partners	Partner	Interests

Partners’ (deficit) equity – April 1, 2017	$(15,546,422)	$(18,553,228)	$3,578,547	$(571,741)

Net income	15,043,611	14,327,151	144,719	571,741

Partners’ (deficit) equity – September 30, 2017	$(502,811)	$(4,226,077)	$3,723,266	$—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$15,043,611	$(400,727)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of property	(15,254,683)	—
Changes in operating assets and liabilities:
(Decrease) increase in accounts payable	(30,896)	53,793
Increase (decrease) in security deposit payable	429	(3,225)
Increase in accrued interest payable	101,471	136,599
Increase in cash held in escrow	(17,026)	(39,310)
Decrease in other assets	38,904	44,359
Decrease in due to local general partners and affiliates	(4,703)	(5,699)
(Decrease) increase in due to general partner and affiliates	(50,281)	70,346

Total adjustments	(15,216,785)	256,863

Net cash used in operating activities	(173,174)	(143,864)

Cash flows from investing activities:
Increase in cash held in escrow	(9,216)	(18,433)
Proceeds from sale of property	35,000	—
Costs paid related to sale of property	(240)	—
Net cash provided by (used in) investing activities	25,544	(18,433)

Cash flows from financing activities:
Principal payments of mortgage notes	(5,100)	(9,647)

Net cash used in financing activities	(5,100)	(9,647)

Net decrease in cash and cash equivalents	(152,730)	(171,944)
Cash and cash equivalents at beginning of period	1,585,419	1,943,788
Cash and cash equivalents at end of period	$1,432,689	$1,771,844

Summarized below are the components of the gain on sale of property:
Proceeds from sale of property	$(35,000)	$—
Costs paid relating to sale of property	240
Other assets	29,759	—
Cash held in escrow	331,093	—
Accounts payable and other liabilities	(22,986)	—
Mortgage payable	(6,636,408)	—
Accrued interest	(8,747,012)	—
Security deposits	(49,369)	—
Due to local general partners and affiliates	(120,000)	—
Due to general partners and affiliates	(5,000)	—

See accompanying notes to condensed consolidated financial statements.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 –Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements as of September 30, 2017, include the accounts of Independence Tax Credit Plus L.P. II (the “Partnership”) and one remaining (of an original fifteen) limited partnership (“subsidiary partnership”, “subsidiary” or “Local Partnership”) owning affordable apartment complexes (“Properties”) that are eligible for the low-income housing tax credit. The Partnership sold its last remaining investment on May 15, 2017. The general partner of the Partnership is Related Independence Associates L.P., a Delaware limited partnership (the “General Partner”). The general partner of the General Partner is Independent Associates GP LLC, a Delaware limited liability company. Centerline Holding Company (“Centerline”) was the ultimate parent of Centerline Affordable Housing Advisors LLC (“CAHA”), the sole member of the Manager of the General Partner. On April 15, 2015, Alden Torch Financial, LLC, a newly formed Delaware limited liability company (“ATF”), became the indirect owner of 100% of the equity interests in Centerline. Since April 15, 2015, ATF has been the ultimate parent and indirect owner of 100% of the equity interests in CAHA.

For financial reporting purposes, the Partnership’s fiscal quarter ends September 30. The remaining Local Partnership’s fiscal quarter ends June 30th.  Accounts of the remaining Local Partnership have been adjusted for intercompany transactions from July 1 through September 30.  The Partnership’s fiscal quarter ends on September 30 in order to allow adequate time for the remaining Local Partnership’s financial statements to be prepared and consolidated.  All intercompany accounts and transactions with the subsidiary partnership have been eliminated in consolidation.

The net loss (income) attributable to noncontrolling interests from discontinued operations amounted to $0 and $1,048 and $(571,741) and $2,324 for the three and six months ended September 30, 2017 and 2016, respectively.  The Partnership’s investment in the subsidiary partnership is equal to the respective subsidiary’s partnership equity less noncontrolling interest capital, if any.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and applicable rules and regulations of the Security and Exchange Commission regarding interim financial reporting. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended March 31, 2017.

In the opinion of the General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 2017, the results of its operations for the three and six months ended September 30, 2017 and 2016 and its cash flows for the six months ended September 30, 2017 and 2016.  However, the operating results and cash flows for the six months ended September 30, 2017 may not be indicative of the results for the entire year.

On May 15, 2017, the Partnership sold its last remaining investment. Liquidation of the Partnership in accordance with Section 8.1(ii) of the Limited Partnership Agreement requires the Partnership to dissolve 150 days following the sale of the Partnership’s last remaining investment. Following dissolution, the General Partner will cause the Partnership to liquidate as soon thereafter as possible at which time the remaining assets (i.e. cash) of the Partnership will be used to first pay any remaining liabilities of the Partnership and the costs of liquidation with the remaining balance, if any, distributed to the General Partner and the BACs holders in accordance with the Partnership Agreement. Dissolution is expected to

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

take place on or about November 30, 2017, with the liquidation and termination of the Partnership to follow shortly thereafter. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BACs holders. However, based on current estimates the General Partner does not believe such amounts will be substantial.

Recently Issued Accounting Pronouncements

In March of 2016, the Financial Accounting Standards Board issued Accounting Standards Update ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Shared Based Payment Accounting: Topic 718” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of how companies account for share-based compensation, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 was effective for annual periods beginning after December 15, 2016. The new guidance does not have an impact on the Partnership’s condensed consolidated financial statements.

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

In May 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-07 ("ASU 2015-07") regarding ASC Topic 820 "Fair Value Measurement: Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." The amendments in ASU 2015-07 remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also limit certain disclosures to investments for which the entity has elected to measure at fair value using the net asset value per share practical expedient. The amendments in ASU 2015-07 were effective for annual and interim periods beginning after December 15, 2015. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

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

In February 2015, the Financial Accounting Standards Board issued Accounting Standard Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU modifies existing consolidation guidance  related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The ASU was effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08 “Reporting Discontinued Operations and Disclosures of Disposal of Components of an Entity.” ASU 2014-08 provides

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

narrower definition of discontinued operations than under existing accounting principles generally accepted in the United States of America (“GAAP”). The standard update requires that only disposal of components of an entity (or group of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentation and disclosures of discontinued operations. The ASU was effective prospectively for disposals (or classifications of business as held-for-sale) or components of an entity that occur in an annual or interim periods beginning after December 15, 2014. As such the net amount of assets amounting to $433,398 and net amount of liabilities amounting to $15,586,753 at March 31, 2017, have been reclassified as discontinued operations. The result of implementing the ASU had no effect on 2016 net income as previously reported.

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

In August 2014, FASB issued ASU No 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. This standard update provides guidance about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. The new guidance was effective for all annual and interim periods ending after December 16, 2016. The new guidance did not have an impact on the Partnership’s consolidated financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

NOTE 2 – Related Party Transactions

An affiliate of the General Partner, Independence SLP L.P., had a 0.01% interest as a special limited partner in each of the subsidiary partnerships. An affiliate of the General Partner also had a minority interest in certain local partnerships.

A)Other Related Party Expenses

The costs incurred to related parties for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Partnership management fees (a)	$—	$16,750	$8,901	$33,500
Expense reimbursement (b)	20,471	24,968	35,471	31,288
Total general and administrative - General Partner	$20,471	$41,718	$44,372	$64,788

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The cost incurred to related parties from discontinued operations for the three and six months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Local administrative fee (c)	$—	$1,250	$—	$2,500

Total general and administrative-General Partner	—	1,250	—	2,500

Property management fees incurred to affiliates of the subsidiary partnerships' general partners	—	13,871	13,248	27,897

Total general and administrative-related parties	$—	$15,121	$13,248	$30,397

(a)

The General Partner is entitled to receive a partnership management fee, after payment of all Partnership expenses, which together with the annual local administrative fees will not exceed a maximum of 0.05% per annum of invested assets (as defined in the Partnership Agreement), for administering the affairs of the Partnership. Subject to the foregoing limitation, the partnership management fee will be determined by the General Partner in its sole discretion based upon its review of the Partnership’s investments. Unpaid partnership management fees for any year will be accrued without interest and will be payable from working capital reserves or to the extent of available funds after the Partnership has made distributions to the limited partners of sale or refinancing proceeds equal to their original capital contributions plus a 10% priority return thereon (to the extent not theretofore paid out of cash flow). Partnership management fees owed to the General Partner amounting to approximately $1,850,000 and $1,842,000 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively, and are included in the line item Due to general partner and affiliates in the accompanying condensed consolidated balance sheets. Current year partnership management fees may be paid out of operating reserves or refinancing and sales proceeds.  As such, the General Partner cannot demand payment of the deferred fees except as noted above.

(b)

The Partnership reimburses the General Partner and its affiliates for actual Partnership operating expenses incurred by the General Partner and its affiliates on the Partnership’s behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships’ performance. Expense reimbursements and asset monitoring fees owed to the General Partner and its affiliates amounting to approximately $72,000 and $37,000 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively.  The General Partner does not intend to demand payment of the deferred payables beyond the Partnership’s ability to pay them.  The Partnership anticipates that these will be paid, if at all, from working capital reserves.

(c)

Independence SLP L.P., a special limited partner of the subsidiary partnerships, is entitled to receive a local administrative fee of up to $5,000 per year from each subsidiary partnership.  As of September 30, 2017 and March 31, 2017, the subsidiary partnerships owed approximately $0 and $100,000, respectively, of these fees to Independence SLP L.P.  These fees have been deferred in certain cases and the Partnership anticipates that they will be paid, if at all, from working capital reserves or future sales proceeds. On May 15, 2017, the Partnership sold its last remaining investment and $95,000 of these fees were paid out of sale proceeds.

As of September 30, 2017 and March 31, 2017, the Partnership owed approximately $349 and $0, respectively, to the General Partner for expenses paid on its behalf.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

B)Due to Local General Partners and Affiliates

Due to local general partners and affiliates from discontinued operations at September 30, 2017 and March 31, 2017, which are reported as a component of other liabilities held for sale in the accompanying condensed consolidated balance sheet,  consists of the following:

	September 30,	March 31,
	2017	2017

Construction costs payable	$—	$120,000
Management and other operating advances	—	4,703
	$—	$124,703

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

September 30, 2017

(Unaudited)

estimates of fair value.  Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

	At September 30, 2017		At March 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

LIABILITIES:
Mortgage notes	$—	$—	$6,641,508	$3,669,108

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

NOTE 4 – Sale of Properties

On May 15, 2017, the Partnership sold its limited partnership interest in Renaissance Plaza ’93 Associates LP., (“Renaissance”) to an affiliate of the Local General Partner for a sale price of $35,000. The sale resulted in a gain of approximately $15,255,000 resulting from the write off of the deficit basis in the Local Partnership of the same amount at the date of the sale, which was recorded during the quarter ended June 30, 2017.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

NOTE 5 – Discontinued Operations

The following table summarizes the financial position of the last remaining Local Partnership which was sold on May 15, 2017 and has been classified as discontinued operations in the consolidated financial statements.

	September 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Assets
Cash and cash equivalents	$—	$71,657
Cash held in escrow	—	304,851
Other assets	—	56,890
Total assets	$—	$433,398

Liabilities
Mortgage notes payable	$—	$6,641,508
Accounts payable	—	26,061
Accrued interest payable	—	8,645,541
Security deposits payable	—	48,940
Due to general partners and affiliates (Note 2)	—	224,703
Total liabilities	$—	$15,586,753

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

The following table summarizes the results of operations of the last remaining Local Partnership that is classified as discontinued operations. For the six months ended September 30, 2017, Renaissance Plaza which was sold on May 15, 2017, was classified as discontinued operations in the consolidated financial statements. In order to present comparable results for the six months ended September 30, 2016, Renaissance Plaza was classified as discontinued operations in the consolidated financial statements.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenues	$—	$—	$—	$—

Rental income	—	200,801	188,906	405,410
Other	—	—	3,585	10,662
(Loss) gain on sale of property (Note 4)	(240)	5,908	15,254,683	—

Total revenue	(240)	206,709	15,447,174	416,072

Expenses
General and administrative	—	85,015	58,947	211,492
General and administrative-related parties (Note 2)	—	15,121	13,248	30,397
Repairs and maintenance	—	62,299	40,464	107,804
Operating and other	—	20,313	29,286	41,351
Real estate taxes	—	14,152	13,626	28,173
Insurance	—	8,750	7,500	17,500
Interest	—	104,719	104,414	209,437
Depreciation and amortization	—	—	—	—

Total expenses	—	310,369	267,485	646,154

Income (loss) from discontinued operations	(240)	(103,660)	15,179,689	(230,082)

Noncontrolling interest in (income) loss of subsidiaries from discontinued operations	—	1,048	(571,741)	2,324

Income (loss) from discontinued operations – Independence Tax Credit Plus L.P. II	$(240)	$(102,612)	$14,607,948	$(227,758)

Income (loss) from discontinued operations – limited partners	$(238)	$(101,586)	$14,461,869	$(225,480)

Number of BACs outstanding	58,928	58,928	58,928	58,928

Income (loss) from discontinued operations per weighted average BAC	$(0.00)	$(1.72)	$245.42	$(3.82)

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

Cash flows from discontinued operations:

	Six Months Ended
	September 30,
	2017	2016

Net cash provided by (used in) operating activities	$6,383,380	$(18,564)

Net cash provided by (used in) investing activities	$186,471	$(18,433)

Net cash used in financing activities	$(6,641,508)	$(9,647)

NOTE 6 – Commitments and Contingencies

a)     Liquidity

At September 30, 2017, the Partnership’s liabilities exceeded its assets by $502,811 and for the six months ended September 30, 2017, the Partnership had a net gain of $15,043,611. As discussed in Note 2, partnership management fees of approximately $1,850,000 will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all other Partnership liabilities have been made and after the Limited Partners have received a 10% return on their capital contributions.  As such, the General Partner cannot demand payment of these deferred fees beyond the Partnership’s ability to pay them.  In addition, where the Partnership has unpaid partnership management fees related to sold properties, such management fees are written off and recorded as capital contributions.

The Partnership has cash reserves of approximately $1,433,000 at September 30, 2017.  Such amount is considered sufficient to cover the Partnership’s accrued operating expenses and liquidation expenses until the Partnership’s liquidation.  The Partnership’s operating expenses, excluding the Local Partnerships’ expenses and related party expenses, amounted to approximately $92,000 for the six months ended September 30, 2017.

b)     Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various high quality credit institutions.  The accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity per institution. At times, the balances exceed the FDIC insurance limit.

c)     Property Management Fees

Property management fees incurred by the last remaining Local Partnership amounted to $0 and $13,871 and $13,248 and $27,897 for the three and six months ended September 30, 2017 and 2016, respectively. Of these fees $0 and $13,871 and $13,248 and $14,026 were earned by an affiliate of the remaining Local General Partner and related to discontinued operations for the three and six months ended September 30, 2017 and 2016, respectively.

INDEPENDENCE TAX CREDIT PLUS L.P. II

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(Unaudited)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership originally invested all of its net proceeds in fifteen Local Partnerships.  The Partnership sold its last remaining investment on May 15, 2017. As of September 30, 2017, the Partnership had sold its limited partnership interests in fourteen Local Partnerships and one Local Partnership sold its property and the related assets and liabilities. All gains and losses on sales are included in discontinued operations.

Liquidation of the Partnership in accordance with Section 8.1(ii) of the Limited Partnership Agreement requires the Partnership to dissolve 150 days following the sale of the Partnership’s last remaining investment. Following dissolution, the General Partner will cause the Partnership to liquidate as soon thereafter as possible at which time the remaining assets (i.e. cash) of the Partnership will be used to first pay any remaining liabilities of the Partnership and the costs of liquidation with the remaining balance, if any, distributed to the General Partner and the BACs holders in accordance with the Partnership Agreement. Dissolution is expected to take place on or about November 30, 2017, with the liquidation and termination of the Partnership to follow shortly thereafter. At this time, the amount of reserves to be set aside for the payment of accrued operating expenses and liquidation expenses has not yet been determined. There can be no assurance that there will be any remaining funds available for distributions to BACs holders. However, based on current estimates the General Partner does not believe such amounts will be substantial.

Short-Term

The Partnership’s primary sources of funds include:  (i) working capital reserves; (ii) interest earned on the working capital reserves; (iii) cash distributions from operations of its remaining Local Partnership; and (iv) sales and/or refinance proceeds and distributions.  Such funds are available to meet the obligations of the Partnership.  The Partnership does not anticipate providing cash distributions to BACs holders in circumstances other than refinancing or sales.  Cash distributions received from the Local Partnership, sale proceeds, as well as the working capital reserves referred to above, will be used to pay first any remaining liabilities of the Partnership and the costs of liquidation with the remaining balance, if any, distributed to the General Partner and the BACs holders in accordance with the Partnership Agreement. During the six months ended September 30, 2017 and 2016, distributions to the Partnership from sale proceeds amounted to $35,000 and $0, respectively.

During the six months ended September 30, 2017, cash and cash equivalents of the Partnership and its remaining consolidated Local Partnership decreased by approximately $152,000.  This decrease was due to net cash used in operating activities of approximately $173,000, an increase in cash held in escrow relating to investing activities of approximately $9,000 and principal payments of mortgage notes of approximately $5,000 which exceeded sale proceeds received of approximately $35,000.

Total expenses from operations for the three and six months ended September 30, 2017 and 2016 excluding interest and general and administrative – related parties, totaled $61,433 and $35,607 and $91,704 and $105,857, respectively.

Accounts payable from operations as of September 30, 2017 and March 31, 2017 were $12,223 and $40,044, respectively.  Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. Accounts payable from discontinued operations were $0 and $26,061 as of September 30, 2017 and March 31, 2017, respectively. Accrued interest payable from discontinued operations as of September 30, 2017 and March 31, 2017 was $— and $8,645,541, respectively. Such amount represents the accrued interest on mortgage loans, which include primary and secondary loans.  The remaining secondary loan had provisions such that interest was accrued but not payable until a future date.  The Partnership anticipated the payment of accrued interest on the secondary loan (which made up the majority of the accrued interest payable amount and which had been accumulating since the Partnership’s investment in the remaining Local Partnership) would be made from future refinancing or sales proceeds of such Local Partnership. In addition, the remaining Local Partnership’s mortgage note was collateralized by its land and buildings, and was without further recourse to the Partnership.

At September 30, 2017, the Partnership’s liabilities exceeded assets by $502,811 and for the six months ended September 30, 2017, the Partnership had a net gain of $15,043,611. However, because 1) the provisions of the secondary loan deferred the payment of accrued interest of the remaining Local Partnership and would only have to have been made from future refinancing or sales proceeds of the remaining Local Partnership, (if any) 2) the General Partner continues to defer the payment of fees as discussed below and in Note 2 to the Condensed Consolidated Financial Statements, and 3) the Partnership has sufficient unconsolidated working capital reserves to cover the Partnership’s day to day operating expenses, the Partnership believes it has sufficient liquidity to meet existing and known or reasonably likely future cash requirements such as payment of the Partnership’s remaining liabilities and the costs of liquidation.

Long-Term

Partnership management fees owed to the General Partner amounting to approximately $1,850,000 and $1,842,000 were accrued and unpaid as of September 30, 2017 and March 31, 2017, respectively and are included in Due to General Partner and affiliates on the Condensed Consolidated Balance Sheets. Unpaid partnership management fees for any year are deferred without interest and will be payable out of sales or refinancing proceeds only to the extent of available funds after payments on all Partnership liabilities have been made other than to those owed to the General Partner and its affiliates, and after the Limited Partners have received a 10% return on their capital contributions.

All other amounts included in Due to General Partner and affiliates are expected to be paid, if at all, from working capital reserves.  See Note 2 in Item 1 for further discussion of amounts due to the General Partner and its affiliates.

The Partnership’s liquidity considerations are discussed above and in Note 6a in Item 1.

Results of Operations

The following is a summary of the Partnership’s results of operations for the three and six months ended September 30, 2017 and 2016 excluding the results of its discontinued operations which are not reflected in the following discussion.

General and administrative for non-related parties’ expenses increased approximately $26,000 and decreased approximately $14,000 for the three and six months ended September 30, 2017 as compared to the corresponding period ended September 30, 2016. The increase in the second quarter was primarily due to timing differences on invoices at the Partnership level and the overall decrease was due to a decrease of legal expenses and accrued audit fees at the Partnership level.

General and administrative for related parties’ expenses decreased approximately $21,000 and $20,000 for the three and six months ended September 30, 2017 as compared to the corresponding period ended September 30, 2016, primarily due to a decrease of management fees due to the sale of the last remaining property.

No depreciation and amortization was booked for the three and six months ended September 30, 2017 and 2016, respectively, due to the fact that property and equipment were fully depreciated as of the end of the year ended March 31, 2016.

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

During the six months ended September 30, 2017, the Partnership has not recorded any loss on impairment of assets.  Through 2017, the Partnership has recorded approximately $31,906,000 as an aggregate loss on impairment of property.

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

(b)    Changes in Internal Controls over Financial Reporting.  During the period ended September 30, 2017, there were no changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

INDEPENDENCE TAX CREDIT PLUS L.P. II

(Registrant)

By:	RELATED INDEPENDENCE ASSOCIATES L.P.,
General Partner

By:	INDEPENDENCE ASSOCIATES GP LLC,
General Partner

By:	CENTERLINE MANAGER LLC,
Manager

By:	CENTERLINE AFFORDABLE HOUSING ADVISORS LLC,
Sole Member

By:	CENTERLINE CAPITAL GROUP LLC,
Sole Member

Date:	November 14, 2017	By:	/s/ Ivyl T. Boyce
Ivyl T. Boyce
Chief Financial Officer

Date:	November 14, 2017	By:	/s/ Alan T. Fair
Alan T. Fair
President and Chief Executive Officer